Form 10-Q
period 1995-09-30
REGENT BANCSHARES CORP
filed 1995-11-13
CIK 846979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    -----------------------

Commission File Number   0-17753
                       ---------------------------------------------------

                            REGENT BANCSHARES CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                        23-2440805
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)


         1430 Walnut Street,  Philadelphia, PA         19102
 ------------------------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)


               (215) 546-6500
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


                                      N/A
------------------------------------------------------------------------------
(Former name and address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X            No
                         ------             -------

         The number of common shares outstanding at September 30, 1995 was 979,274.

PART I.  FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (Unaudited)

ASSETS                                                            September 30, 1995        December 31, 1994
                                                                  ------------------        -----------------

Cash and due from banks                                              $ 4,929,325               $  2,802,177
Investment securities available for sale                              31,273,732                 35,056,688
Mortgage-backed securities held to maturity                          111,537,750                121,482,427
Investment securities                                                          -                    124,672
Mortgage loans held for sale                                           4,071,033                  5,387,517
Loans, net of unearned interest and loan costs                       103,129,694                 75,859,639
         Less: Allowance for loan losses                             ( 1,913,920)              (  1,713,372)
                                                                      ----------                -----------
                  Net loans                                          101,215,774                 74,146,267
Premises and equipment, net                                              665,981                    656,501
Accrued interest receivable                                            1,869,470                  1,951,244
Prepaid expenses and other assets                                      1,195,037                  1,842,984
                                                                      ----------                -----------
                           Total Assets                             $256,758,102               $243,450,477
                                                                     ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
         Non-interest bearing                                        $15,611,907               $ 13,641,796
         Interest bearing:
                  NOW and money market                                10,860,561                 13,796,458
                  Savings                                             48,117,623                 83,335,372
                  Certificates of deposit                            118,353,183                 50,287,846
                                                                     -----------                 ----------
                           Total Deposits                            192,943,274                161,061,472
Advances from Federal Home Loan Bank of Pittsburgh                    38,140,585                 63,037,382
Subordinated debentures                                                2,750,000                  2,750,000
Accrued interest payable                                               4,301,902                  2,240,068
Other liabilities                                                      4,978,986                  2,155,987
                                                                      ----------                -----------
                           Total Liabilities                         243,114,747                231,244,909
                                                                     -----------                -----------

Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized Series A,
    487,532 and 515,678 shares issued and
      outstanding; entitled to $4,875,320 in involuntary
      liquidation                                                         48,753                    51,568
    Series B, 4,270 and 4,650 shares issued and outstanding;
      entitled to $42,700 in involuntary liquidation                         427                       465
    Series C, 3,515 and 4,036 shares issued and
      outstanding; entitled to $35,150 in involuntary
      liquidation                                                            351                       404
    Series D, 4,775 and 4886 shares issued and outstanding;
      entitled to $47,750 in involuntary liquidation                         478                       488
    Series E, 99,273 and 73,365 shares issued and
      outstanding; entitled to $992,730 in involuntary
      liquidation                                                          9,927                     7,337
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 979,274 and 924,409 shares issued and
    outstanding                                                           97,927                    92,441
  Capital surplus                                                     13,300,872                12,997,321
  Retained earnings                                                      661,308                   478,544
  Net unrealized loss on securities available for sale                  (476,688)               (1,423,000)
                                                                     -----------              ------------
                           Total Shareholders' Equity                 13,643,355                12,205,568
                                                                     -----------              ------------
Total Liabilities & Shareholders' Equity                            $256,758,102              $243,450,477
                                                                     ===========              ============

                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                                                         1995                      1994
                                                                      ----------                -------
Interest Income:
         Loans, including fees                                       $ 7,482,226               $ 4,611,396
         Investment securities                                         7,756,244                 8,149,617
         Federal funds sold                                                    -                     9,562
                                                                      ----------               -----------
                  Total interest income                               15,238,470                12,770,575
                                                                      ----------               -----------
Interest Expense:
         Deposits                                                      6,785,615                 6,906,112
         Short-term borrowings                                         2,179,974                 1,149,306
         Long-term debt                                                  167,697                   422,622
                                                                      ----------               -----------
                  Total interest expense                               9,133,286                 8,478,040
                                                                      ----------               -----------
                  Net interest income                                  6,105,184                 4,292,535
Provision for loan losses                                                320,000                    35,000
                                                                      ----------               -----------
                  Net interest income after
                    provision for loan losses                          5,785,184                 4,257,535
                                                                      ----------               -----------

Other Income:
         Service charges on deposit accounts                              56,160                    91,365
         Other                                                            17,900                    81,957
                                                                      ----------               -----------
                  Total other income                                      74,060                   173,322
                                                                      ----------               -----------

Other Expenses:
         Salaries and employee benefits                                1,278,726                 1,121,069
         Professional services                                           833,988                   325,524
         Rent                                                            130,391                   131,708
         Other occupancy expense                                         123,464                    87,863
         Depreciation and amortization                                   133,750                   106,001
         Insurance                                                       238,921                   372,360
         Other                                                         2,376,729                   732,008
                                                                      ----------               -----------
                  Total other expenses                                 5,115,969                 2,876,533
                                                                      ----------               -----------

Income before income taxes                                               743,275                 1,554,324
Provision for income taxes                                               251,800                   526,900
                                                                      ----------               -----------


NET INCOME                                                               491,475                 1,027,424

Preferred stock dividends                                                360,147                   236,610
                                                                      ----------               -----------
Earnings for common stock                                            $   131,328               $   790,814
                                                                      ==========               ===========

Earnings per common share:
         Primary                                                     $       .13               $       .80
         Fully diluted                                                        -                $       .69

Weighted average number of shares                                      1,048,059                   982,490
                                                                      ==========               ===========



                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                                                         1995                      1994
                                                                      ----------                -------
Interest Income:
         Loans, including fees                                        $3,116,643                $1,647,901
         Investment securities                                         2,463,464                 2,779,298
         Federal funds sold                                                --                        --
                                                                      ----------                 ---------
                  Total interest income                                5,580,107                 4,427,199
                                                                      ----------                 ---------

Interest Expense:
         Deposits                                                      2,578,237                 2,284,983
         Short-term borrowings                                           530,626                   499,106
         Long-term debt                                                   57,730                   101,445
                                                                       ---------                 ---------
                  Total interest expense                               3,166,593                 2,885,534
                                                                       ---------                 ---------
                  Net interest income                                  2,413,514                 1,541,665
Provision for loan losses                                                125,000                        --
                                                                       ---------                 ---------
                  Net interest income after
                    provision for loan losses                          2,288,514                 1,541,665
                                                                       ---------                 ---------

Other Income:
         Service charges on deposit accounts                              18,550                    43,038
         Other                                                             5,257                    14,237
                                                                       ---------                 ---------
                  Total other income                                      23,807                    57,275
                                                                       ---------                 ---------

Other Expenses:
         Salaries and employee benefits                                  432,519                   355,874
         Professional services                                           425,901                   146,267
         Rent                                                             43,464                    43,463
         Other occupancy expense                                          41,140                    27,071
         Depreciation and amortization                                    46,050                    37,200
         Insurance                                                        16,612                   130,408
         Other                                                         1,150,311                   307,349
                                                                       ---------                 ---------
                  Total other expenses                                 2,155,997                 1,047,632
                                                                       ---------                 ---------
Income before income taxes                                               156,324                   551,308
Provision for income taxes                                                54,600                   187,300
                                                                       ---------                 ---------

NET INCOME                                                               101,724                   364,008

Preferred stock dividends                                              ( 229,073)                   65,904
                                                                       ---------                ---------
Earnings (loss) for common stock                                      $( 127,349)               $  298,104
                                                                        ========                 =========

Earnings (loss) per common share:
         Primary                                                      $(     .12)               $      .29
         Fully diluted                                                         -                $      .24

Weighted average number of shares outstanding                          1,085,590                 1,011,405
                                                                       =========                 =========




                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                          1995                  1994
                                                                      ----------             ----------
Cash Flows From Operating Activities:
  Net income                                                          $  491,475            $ 1,027,424
  Adjustments to reconcile net income to net
    cash provided by operating activities -
         Provision for loan losses                                       320,000                 35,000
         Depreciation and amortization                                   133,750                106,001
         Net amortization of premiums and
           discounts on investment securities
           and investment securities available for sale                  468,635              1,087,132
         Decrease in net deferred loan costs                           1,139,122                157,345
         (Increase) decrease in accrued interest receivable               81,774               (174,106)
         Decrease in other assets                                        647,947                290,595
         Increase in accrued interest payable                          2,061,834                742,706
         Increase in other liabilities                                 2,822,999                425,041
                                                                      ----------              ---------
                  Total adjustments                                    7,676,061              2,669,714
                                                                      ----------              ---------
         Net cash provided by operating activities                     8,167,536              3,697,138
                                                                      ----------              ---------
Cash Flows From Investing Activities:
  Net increase in loans                                              (28,528,629)           (10,372,934)
  Net decrease in mortgage loans held for sale                         1,316,484              1,130,533
  Purchases of mortgage-backed and investment securities                       -            (46,483,957)
  Principal collected on investment and
    mortgage-backed securities                                        14,205,310             39,915,104
  Net decrease in U.S. Treasury bills                                    124,672                 99,860
  Net decrease in federal funds sold                                           -              6,000,000
  Purchases of premises and equipment                                   (143,230)              (168,701)
                                                                      ----------              ---------
          Net cash used in investing activities                      (13,025,393)            (9,880,095)
                                                                      ----------              ---------

Cash Flows From Financing Activities:
  Net (decrease) increase in total deposits                           31,881,802             (3,512,558)
  Net (decrease) increase in advances from
    Federal Home Loan Bank of Pittsburgh                             (24,896,797)             9,865,996
  Proceeds from issuance of subordinated debentures                            -                200,000
                                                                      ----------             ----------
          Net cash provided by financing activities                    6,985,005              6,553,438
                                                                      ----------             ----------

Net increase (decrease) in cash & cash equivalents                     2,127,148                370,481

Cash & cash equivalents, beginning of year                             2,802,177              6,719,903
                                                                      ----------             ----------
Cash & cash equivalents, end of period                               $ 4,929,325            $ 7,090,384
                                                                      ==========             ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $ 7,071,452            $ 7,735,334
    Income taxes                                                         100,000                310,000

Supplemental Schedule of Non-Cash Investing and
  Financial Activity:
    Issuance and declaration of preferred stock
         as dividends                                                $   308,712           $   395,829
  Conversion of preferred stock to common stock                            5,486                 4,297


                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position of Regent as of September 30, 1995 and December 31, 1994, and its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

2. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per common share for all periods presented is based on the weighted average number of common shares outstanding and common stock equivalents, after consideration of preferred stock dividends. Common stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock. For the nine months ended September 30, 1995 and 1994, the weighted average number of common shares included 114,056 and 94,989 shares, respectively, attributable to common stock equivalents. The earnings per common share does not assume the exercise of stock options or warrants as common stock equivalents since such exercise would be anti-dilutive.

         Fully diluted earnings per share assumes the conversion of preferred stock. However, for the three and nine months ended September 30, 1995, the resulting calculation is anti-dilutive and is therefore not presented herein. For the three and nine months ended September 30, 1994, 1,528,783 and 1,499,868 shares, respectively, were used in the calculation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Regent Bancshares Corp. ("Regent"), the holding company for Regent National Bank (the "Bank"), recorded net income of $491,475, or $.13 per share, for the first nine months of 1995 compared to $1,027,424, or $.80 per share for the nine months ended September 30, 1994. The decline in nine months net income in 1995 compared to 1994 was due principally to an increase in the provision for loan losses of $285,000 and an increase in other expenses of $2,239,436 which more than offset a $1,812,649 increase in net interest income.

Net income for the three months ended September 30, 1995 was $101,724 compared to the $364,008 earned in the same period in 1994. On a per share basis, a loss of $.12 was incurred in the 1995 third quarter versus net income of $.29 per share in the third quarter of 1994. The loss per share for the third quarter of 1995 reflects a charge for the preferred dividend of $229,073 compared to a charge for the third quarter of 1994 of $65,904. The higher 1995 charge resulted from the increased market value of the stock that would be paid as a dividend. The decrease in 1995 third quarter net income compared to 1994 was due to increases in the provision for loan losses of $125,000 and other expenses of $1,108,365 which more than offset an increase in net interest income of $871,849.

The higher provision for loan losses and a portion of the increase in other expenses for both the quarter and nine months ended September 30, 1995 were attributable to irregularities in residential mortgage loans purchased in 1994 from two mortgage banking companies, both of which filed for bankruptcy protection. The 1995 third quarter was adversely affected by the associated professional fees and settlement costs incurred in resolving legal matters relating to the assignment of the residential mortgages to Regent. Expenses of $188,000 were also incurred in the third quarter of 1995 for professional services in connection with Regent's recently announced plans to merge with Carnegie Bancorp of Princeton, NJ. Salaries and employee benefits and costs incurred for the expansion and servicing of a new consumer loan program also increased other expenses for the three and nine months ended September 30, 1995. The increases in other expenses were partially offset by a refund of premiums previously paid to the FDIC totaling $107,000. The increases in net interest income were attributable to an improvement in the net interest margin as a result of increased lending volume. The net interest margin increased to 3.42% for the first nine months of 1995 from 2.31% for the first nine months of 1994.

On August 30, 1995 Regent and Regent's wholly owned subsidiary, the Bank, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Carnegie Bancorp ("Carnegie") and Carnegie Bank, N.A. ("CBN") pursuant to which Regent will merge (the "Merger") with and into Carnegie with Carnegie as the surviving corporation and the Bank will merge (the "Bank Merger") with and into CBN with CBN as the surviving bank under the name "Carnegie Regent Bank, N.A.". The Merger and the Bank Merger are subject to approval by the stockholders of Carnegie and Regent as well as various regulatory approvals, including approval by the Office of the Comptroller of the Currency and by the Board of Governors of the Federal Reserve System.

The Merger Agreement provides that, upon consummation of the Merger, the then outstanding securities of Regent will be converted into the right to receive Common Stock of Carnegie, Preferred Stock of Carnegie or options to purchase Common Stock of Carnegie as follows:

(i) each share of Regent's Common Stock will be converted into 0.75 shares of Carnegie Common Stock;

(ii) each share of Regent's Series A Convertible Preferred Stock will be converted into one share of Carnegie Series A Convertible Preferred Stock which will be convertible into 0.75 shares of Carnegie Common Stock;

(iii) eachshare of Regent's Series B, Series C and Series D Convertible Preferred Stock will be called for redemption in accordance with its terms at $10.00 per share not later than 30 days prior to the anticipated effective date of the Merger, unless theretofore converted in accordance with its terms into 1.177 shares of Regent's Common Stock which would be converted in the Merger into 0.75 shares of Carnegie Common Stock;

(iv) each share of Regent's Series E Convertible Preferred Stock will be called for redemption in accordance with its terms at $10.00 per share not later than 30 days prior to the anticipated effective date of the Merger, unless theretofore converted in accordance with its terms into one share of Regent's Common Stock which would be converted in the Merger into 0.75 shares of Carnegie Common Stock;

(v) outstanding options to purchase Regent's Common Stock held by the organizers of Regent to purchase an aggregate of 274,241 shares of Regent's Common Stock will be converted into options to purchase an aggregate of 174,750 shares of Carnegie Common Stock;

(vi) outstanding warrants to purchase an aggregate of 50,022 shares of Regent's Common Stock held by the organizers of Regent will be converted into an aggregate of 12,168 shares of Carnegie Common Stock;

(vii) outstanding options held by the underwriter of Regent's initial public offering to purchase an aggregate of 147,124 shares of Regent's Common Stock will be converted into an aggregate of 7,489 shares of Carnegie Common Stock; and

(viii) all other outstanding options and warrants to purchase Regent's Common Stock will be converted into Carnegie Common Stock at the rate of one share of Carnegie Common Stock for options and warrants representing in the aggregate the right to purchase 7 1/2 shares of Regent's Common Stock.

FINANCIAL CONDITION

Capital Adequacy

Capital adequacy standards adopted by federal banking regulators make capital more sensitive to differences in risk profiles among banking organizations and consider off-balance-sheet exposures in determining capital adequacy. Various levels of risk are assigned to different categories of assets and off-balance-sheet activities.

These standards define capital as Tier I and Tier II capital. All banks are required to have Tier I capital of at least 4% of risk-weighted assets and total capital of 8% of risk-weighted assets. Tier I (Core) capital consists of common shareholders' equity, non-cumulative preferred stock, and retained earnings. Tier II or total capital includes Tier I capital, cumulative preferred stock, qualifying subordinated debt, and the allowance for loan losses up to a maximum 1.25% of total risk-weighted assets. The following table presents the components of the Regent's assets and Tier I and II capital ratios at September 30, 1995 and December 31, 1994:


                                                           September 30, 1995       December 31, 1994
                                                           ------------------       -----------------
Tier I Capital                                                $14,120,043               $13,628,568

         Allowance for possible loan losses                     1,706,324                 1,387,754
         Qualifying subordinated debt                           1,650,000                 1,650,000
                                                                ---------                 ---------

Total Tier II Capital                                         $17,476,367               $16,666,322
                                                               ==========                ==========

Total Risk Adjusted Assets                                   $136,505,936              $111,020,356
                                                              ===========               ===========

Tier I Ratio                                                        10.34%                    12.28%
                                                                    =====                     =====

Tier II Ratio                                                       12.80%                    15.01%
                                                                    =====                     =====



In addition to the risk-based requirements, regulations have been adopted that establish a minimum leverage capital ratio of 3% of Tier I capital to total assets. The 3% level applies to only those banks that are given the highest composite rating under the regulators' rating system while all other banks are expected to have 3% plus an additional cushion of at least 100 to 200 basis points. At September 30, 1995, and December 31, 1994, Regent's leverage ratio was 5.5% and 5.6%, respectively.

The Regent's objective is to maintain its strong capital base as well as exceeding the requirements for the Bank to be classified as "well capitalized," as defined by the Federal Deposit Insurance Corporation. Management believes that Regent's capital ratios are in excess of regulatory requirements, are adequate to support current and near term growth, and that the Bank's ratios can be maintained above the level needed to be considered "well capitalized."

Asset and Liability Management

Asset and liability management is the process of maximizing net interest income within the constraints of maintaining acceptable levels of liquidity, interest rate risk and capital. To achieve this objective, policies and procedures have been implemented that utilize a combination of selected investments and funding sources with various maturity structures.

Liquidity: Liquidity represents the ability to generate funds at reasonable rates to meet potential cash outflows from deposit customers who need to withdraw funds or borrowers who need available credit. The primary source of the Bank's liquidity has been the Bank's ability to generate deposits.

Supplementing the deposit base, liquidity is available from the investment portfolio, which consists primarily of mortgage-backed securities issued by U.S. Government agencies and corporations. These securities enhance liquidity not only by their marketability, but they also provide monthly principal and interest payments.

The liquidity position is also strengthened by the establishment of credit facilities with other banks and the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities up to 20 years at costs that would be less expensive than through the Bank's deposit generation process.

Investment Portfolio: The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed portfolio with an amortized cost of $140,943,502 at September 30, 1995, $14,984,333 were adjustable rate and $125,959,169 were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at September 30, 1995 approximated 5.4 years.

Interest Rate Sensitivity: Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Interest rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a "gap" analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. In conjunction with the "gap" analysis, computer simulations are used to evaluate net interest income volatility under varying rate and volume projections over selected future timeframes.

The blending of fixed and floating rate loans and investments to match the repricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income. An effective tool used by the Bank in this process has been the availability and flexibility of the various FHLB advance programs, which enable the Bank to lock in spreads when appropriate and provide an effective method of matching fixed rate assets with a fixed rate funding source.

The Bank's objective is to structure its balance sheet, as outlined in the following Interest Sensitivity table, to minimize any significant fluctuation in net interest income. The distribution in the table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds. Deposit liabilities are distributed according to repricing opportunities for NOW and money market accounts, maturities for certificates of deposit and expected retention rates and interest sensitivity for savings deposits.


                                    0 to 3          4 to 12            1 to 3            3 to 5             After
(Dollars in thousands)              Months           Months             Years             Years           5 Years             Total
----------------------              ------           ------             -----             -----           -------             -----

Mortgage-backed securities         $ 7,578          $23,342           $52,883           $52,364           $ 4,054          $140,221
Other securities                     2,195                -                 -                 -               395             2,590
Mortgage loans held for sale         4,071                -                 -                 -                -              4,071
Loans                               45,307           22,380             6,016             8,969            21,812           104,484
                                    ------           ------             -----             -----            ------           -------

Total Earning Assets               $59,151          $45,722           $58,899           $61,333           $26,261          $251,366
                                    ======           ======            ======            ======            ======           =======

NOW and money market               $10,861          $     -           $     -           $     -           $     -          $ 10,861
Savings                                  -                -            24,059            24,059                 -            48,118
Certificates of Deposit             13,647           58,379            22,336            23,939                52           118,353
FHLB advances                       37,928                -                 -                 -               213            38,141
Subordinated debt                        -                -             2,750                 -                 -             2,750
Net non-interest bearing
  source of funds                        -                -                 -                 -            33,143            33,143
                                   -------           ------            ------            ------            ------           -------
Total Sources of Funds             $62,436          $58,379           $49,145           $47,998           $33,408          $251,366
                                    ======           ======            ======            ======            ======           =======
Period Gap                         ( 3,285)         (12,657)            9,754            13,335           ( 7,147)
                                    ======           ======            ======            ======           =======
Cumulative Gap                     ( 3,285)         (15,942)          ( 6,188)            7,147                 -
                                    ======           ======            ======            ======            ======
Cumulative Gap as % of
  total assets                       (1.3%)           (6.2%)            (2.4%)             2.8%
                                      ====             ====              ====              ====


INVESTMENT PORTFOLIO

The investment portfolio of Regent includes investments classified as held-to-maturity and available-for-sale and consists of mortgage-backed securities and non-marketable equity securities. The mortgage-backed securities portfolio is comprised principally of securities issued by U.S. Government agencies and corporations which represented 86% of the total mortgage-backed portfolio at September 30, 1995. The remaining 14% consisted of collateralized mortgage obligations of private issuers. The table below summarizes by major category the amortized cost and market values of investment securities classified as held-to-maturity and available-for-sale at September 30, 1995:


                                                          Held-to-Maturity                  Available-for-Sale
                                                   -----------------------------       ---------------------------
                                                    Amortized           Market         Amortized           Market
                                                      Cost              Value             Cost             Value
                                                   -----------       -----------       -----------      -----------
GNMA                                               $13,096,578       $12,663,480       $         -       $        -
FHLMC                                               45,209,954        44,526,145        11,447,000       11,095,255
FNMA                                                34,225,820        33,379,852        17,958,752       17,588,669
Collateralized mortgage
         obligations                                19,005,398        19,005,482                 -                -
Non-marketable equity
         securities                                          -                 -         2,589,808        2,589,808
                                                   -----------        ----------        ----------       ----------
                                                  $111,537,750      $109,574,959       $31,995,560      $31,273,732
                                                   ===========       ===========        ==========       ==========



LENDING

Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $108,554,550 at September 30, 1995 compared to $81,461,857 at December 31, 1994. The increase of $27,092,693 primarily reflected higher commercial loan activity and consumer loans which represented the expansion of a specialized installment loan program that finances automobile insurance premiums. The following table details the types of loans outstanding by category as of September 30, 1995 and December 31, 1994:


                                                             September 30, 1995                         December 31, 1994
                                                    -----------------------------------         ----------------------------------
                                                        Amount                        %                Amount                    %
                                                    -------------                  ----         -------------                 ----

Commercial & industrial                             $  42,607,801                   41%         $  27,406,523                  36%

Real estate:
         Construction                                   3,910,321                    4%             1,455,110                   2%
         Mortgages-residential                         27,336,353                   26%            29,252,959                  38%
         Mortgages-commercial                          13,970,415                   13%            13,550,216                  18%

Consumer                                               16,658,627                   16%             4,409,532                   6%
                                                    -------------                  ----          -------------             ------
                  Total Loans                         104,483,517                  100%            76,074,340                 100%
                                                                                   ====                                     =====
Less:
         Unearned interest and fees                    (1,353,823)                               (    214,701)
                                                    -------------                               -------------
                                                    $ 103,129,694                               $  75,859,639
                                                    =============                               =============
Mortgage loans held for sale                        $   4,071,033                               $   5,387,517
                                                    =============                               =============


To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of September 30, 1995:



                                                       After 1
                                     Within           But Within                   After
                                       1 Year          5 Years                    5 Years           Total
                                    ---------        -----------                -----------      -----------
Predetermined interest
         rates                      $23,294,114      $13,628,774                $21,811,169      $58,734,057
Floating rate                        24,829,188       16,868,983                  4,051,289       45,749,460
                                     ----------       ----------                 ----------       ----------
                                    $48,123,302      $30,497,757                $25,862,458     $104,483,517
                                     ==========       ==========                 ==========      ===========



RISK ELEMENTS

The level of non-performing assets, consisting of non-accrual loans, loans past due ninety days or more, and other real estate owned amounted to $3,429,703 or 1.34% of total assets at September 30, 1995 compared to $4,079,485 or 1.68% of total assets at December 31, 1994. The reduction of $649,782 in non-performing assets resulted primarily from lower non-accrual loans as several large non-accruing loans were fully repaid in the 1995 second quarter. The following table details the non-performing assets as of September 30, 1995 and December 31, 1994:


                                                  September 30, 1995         December 31, 1994
                                                  ------------------         -----------------
Non-accrual loans                                    $2,884,193                 $3,685,804
Accruing loans 90 days or more past due                 545,510                    393,681
Restructured loans                                            -                         -
                                                     ----------                 ----------
         Total non-performing loans                   3,429,703                  4,079,485

Other real estate owned                                       -                         -
                                                     ----------                 ----------
         Total non-performing assets                 $3,429,703                 $4,079,485
                                                     ==========                 ==========

Non-performing loans to period end loans
         and loans held for sale                           3.16%                     5.01%

Non-performing assets to total assets                      1.34%                     1.68%
Non-performing assets to loans, loans held
         for sale and other real estate owned              3.16%                     5.01%


Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is doubtful. The non-accrual loans are primarily secured by various types of real estate. Interest income not recognized due to non-accrual status was $248,600 for the nine months ended September 30, 1995. No interest income was included in operating income attributable to non-accrual loans in the same nine-month period.

Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure. These assets are initially reported at the lower of the related loan balance or the fair value of the property.

As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral, and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity for the nine months ended September 30, 1995 and 1994:


                                                 September 30, 1995                 September 30, 1994
                                                 ------------------                 ------------------

Balance, beginning of period                         $1,713,372                         $1,321,225

Charge-offs:
         Commercial & industrial                            340                             15,909
         Real estate - construction                           -                             22,492
         Real estate - residential                      127,679                                  -
                                                      ---------                          ---------
                                                        128,019                             38,401
                                                      ---------                          ---------
Recoveries:
         Commercial & industrial                            567                             81,602
         Consumer                                         8,000                                  -
                                                     ----------                         ----------
                  Total  recoveries                       8,567                             43,201
                                                     ----------                         ----------
Net (charge-offs) recoveries                           (119,452)                            43,201
                                                    -----------                         ----------
Provision charged to operations                         320,000                             35,000
                                                     ----------                         ----------
Balance, end of period                               $1,913,920                         $1,399,426
                                                      =========                          =========
Allowance for loan losses as a % of year-end
         loans and loans held for sale                     1.76%                              1.73%


DEPOSITS

Total deposits at September 30, 1995 aggregated $192,943,274 which was $31,881,802 higher than the December 31, 1994 balance of $161,061,472. This increase was attributable to higher certificate of deposit balances of $68,065,337 which offset the decline in statement savings balances of $35,217,749. As illustrated in the table below, the mix of deposits has shifted to a greater reliance on certificates of deposit as a funding source.

                                                     September 30, 1995           December 31, 1994
                                                        Balance       %             Balance         %
                                                     ------------   ----          ------------    -----

Demand                                               $ 15,611,907     8%          $ 13,641,796       8%
NOW                                                     3,618,720     2%             4,201,594       3%
Savings                                                48,117,623    25%            83,335,372      52%
Money Market                                            7,241,841     4%             9,594,864       6%
Certificates of deposit                               118,353,183    61%            50,287,846      31%
                                                      -----------    --             ----------       --
                                                     $192,943,274   100%          $161,061,472     100%
                                                      ===========   ===            ===========     ===


SHORT-TERM BORROWINGS

Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs, and as a tool in the Bank's asset/liability management process. During 1995 and 1994, the Bank has utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

The following table summarizes the Bank's short-term borrowing activity for the nine months ended September 30, 1995 and 1994:


                                              Balance         Average Amount
                                            Outstanding         Outstanding              Average
                                            September 30      During the Period          Rate Paid
                                            ------------      ------------------         ---------

1995:    FHLB borrowings                    $37,926,981      $46,341,779                 6.25%
         Federal funds purchased                     --          280,952                 5.92%
                                            -----------       ----------
                                            $37,926,981       $46,622,731                6.25%
                                             ==========        ==========
1994:    FHLB borrowings                    $43,970,817       $34,696,515                4.42%
         Federal funds purchased                     --           128,276                3.46%
                                            -----------        ----------
                                            $43,970,817       $34,824,791                4.41%
                                             ==========        ==========


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1995 amounted to $491,475 or $.13 per share compared to the $1,027,424 or $.80 per share earned in the first nine months of 1994. For the quarter ended September 30, 1995, net income was $101,724 compared to the $364,008 earned in the same period in 1994. On a per share basis, a loss of $.12 was incurred in the 1995 third quarter versus earnings of $.29 per share in the third quarter of 1994. The loss per share in 1995 reflects a charge for the preferred dividend of $229,073 compared to a charge in 1994 of $65,904. The higher 1995 charge resulted from the increased market value of the stock that would be paid as a dividend.

The lower 1995 quarterly and year-to-date results were attributable to increases in the provision for loan losses and other expenses. The three and nine month net income total, however, benefited from higher net interest income.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1995 totaled $6,105,184 which was $1,812,649 or 42% higher than net interest income in the comparable 1994 period of $4,292,535. For the third quarter ended September 30, 1995, net interest income was $2,413,514, an increase of $871,849 or 57% over net interest income for the three months ended September 30, 1994 of $1,541,665. The quarterly and year-to-date increases were attributable to an improved net interest margin which reflected the yields on earning assets rising faster than the cost of interest bearing liabilities. The net interest margin rose from 2.31% for the first nine months of 1994 to 3.42% for the same nine-month period in 1995. The yields on earning assets were higher as a result of lower amortization of securities portfolio premiums and the higher prime lending rate which has prevailed in 1995. Additionally, a greater percentage of interest income was derived from higher yielding loan activity. For the nine months ended September 30, 1995, interest and fees on loans represented 49% of total interest income versus 36% in the same 1994 period. Offsetting the benefits of the improved net interest margin, however, was a reduction of $10,023,000 in the amount of average earning assets. The following is a rate/yield analysis for the nine months ended September 30, 1995 and 1994:



(Dollars in thousands)                                1995                                 1994
                                            ---------------------------         -------------------------
                                            Average    Income/   Rate/          Average   Income/   Rate/
                                            Balance    Expense   Yield          Balance   Expense   Yield
                                            -------    -------   -----          -------   -------   ------
Interest Earning Assets:
         Federal funds sold                 $      -   $     -        -%        $    379  $   10    3.37%
         Securities                          151,650     7,756     6.82%         170,097    8,150   6.39%
         Loans                                86,881     7,482    11.36%          78,078    4,611   7.79%
                                             -------    ------                   -------   ------
                           Total            $238,531   $15,238     8.52%        $248,554  $12,771   6.85%
                                             =======    ======                   =======   ======
Interest Bearing Liabilities:
         NOW accounts                       $  4,185   $    78     2.49%        $  3,200   $   60   2.50%
         Statement savings                    55,014     2,000     4.86%         102,943    4,129   5.36%
         Money market                          9,008       258     3.83%           8,011      175   2.93%
         Time deposits                        96,228     4,450     6.18%          66,904    2,542   5.08%
         Short-term borrowings                46,622     2,180     6.25%          34,825    1,149   4.41%
         Long-term advances                       93         3     6.51%           7,129      261   4.88%
         Subordinated debt                     2,750       164     7.98%           2,701      162   8.03%
                                              ------     -----                  --------   ------   ----
                           Total             213,900     9,133     5.71%         225,713    8,478   5.02%
                                             -------     -----                   -------    -----
Non-Interest bearing
         sources of funds                     24,631                              22,841
                                              ------                             -------
                                            $238,531                            $248,554
                                             =======                             =======
Net Interest Income/Spread                             $ 6,105     2.81%                   $ 4,293   1.83%
                                                         =====     ====                      =====   ====
Net Interest Margin                                                3.42%                             2.31%
                                                                   ====                              ====



PROVISION FOR LOAN LOSSES

A provision for loan losses of $320,000 was recorded for the nine months ended September 30, 1995 compared to $35,000 in the same period in 1994. The increase in the provision was primarily due to the non-accrual loans that occurred as a result of collectibility concerns for certain residential mortgage loans purchased from two mortgage banking companies, as well as a commercial loan extended to one of these companies. For the three months ended September 30, 1995, the provision for loan losses was $125,000 while no provision was made in the three month period ended September 30, 1994. This increase is a result of an additional provision on the loan to the mortgage banking company which management believes is necessary given developments in the bankruptcy proceedings of this entity, the overall growth of the portfolio, management's ongoing monitoring of specific loans and underlying collateral and general economic conditions impacting the Bank's portfolio.



OTHER EXPENSES

Total other expenses for the nine months ended September 30, 1995 were $5,115,969 or 78% over the comparable 1994 period total of $2,876,533. For the third quarter, other expenses were higher in 1995 over 1994 by $1,108,365. The primary factors that increased other expenses for the three- and nine-month periods ended September 30, 1995 were higher salaries and employee benefit costs, professional fees, processing and operating costs for the premium finance lending program, costs incurred in connection with resolving legal matters relating to the assignment of residential mortgage loans to the Bank, and merger related expenses. Salaries and employee benefit expenses increased by $76,645 for the third quarter and by $157,657 for the first three quarters and were attributable to higher staffing levels and benefit costs and to salary increases. Professional services increased by $279,634 and $508,464 for the three and nine months ended September 30, 1995, respectively, principally due to legal expenses incurred in connection with the workout of the irregularities involving residential mortgage loans. In addition, legal, accounting and advisory expenses of $188,000 were incurred in the third quarter relating to Regent's merger with Carnegie. Expenses of $637,068 were recorded in the quarter ended September 30, 1995 and $1,293,389 for the nine months ended September 30, 1995 which did not occur in the comparable 1994 periods for the processing and operating of the installment loan program for automobile insurance premium financing. An expense of $175,000 was also recorded in the third quarter of 1995 for the settlement of legal matters in connection with the assignment of certain residential mortgage loans to Regent. The carrying value of an asset received in satisfaction of a borrower's debt was reduced by $20,000 in the third quarter and $50,000 on a year-to-date basis. Offsetting these increases in other expenses was a refund of $107,000 received in the third quarter from the FDIC applicable to insurance premiums previously paid.

PROVISION FOR INCOME TAXES

The provision for income taxes for the 1995 third quarter was $54,600 compared to the 1994 third quarter provision of $187,300. For the nine months ended September 30, 1995, income tax expense was $251,800 versus $526,900 for the same period in 1994. The lower provision in 1995 reflects the decrease in pre-tax profits as the effective tax rate for all periods was 34%.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Bank and Shareholders Funding, Inc. (the "Debtor") are parties to a Participation Agreement pursuant to which the Bank purchased 100% participations in mortgage loans originated by the Debtor. The Debtor filed for bankruptcy protection in November 1994, in the proceeding known as In Re: Shareholders Funding, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No. 94-17215 SR. At approximately the same time, James Beck (the president of the Debtor) filed an individual petition for bankruptcy protection. Pursuant to a Motion for Relief from Stay filed on February 24, 1995, the Bank requested, among other relief, that the court order the Debtor to execute assignments of notes and mortgages to the Bank with respect to approximately $7.6 million of mortgages that the Bank had purchased and that the Debtor was obligated to resell but had failed to resell as a result of its financial difficulties. The Debtor and the trustee objected to the Bank's request, alleging that the mortgages may be the property of Debtor and that the funds advanced by the Bank of approximately $7.6 million might represent unsecured loans to the Debtor.

The parties conducted discovery in connection with the pending Motion for Relief from Stay, including document productions and interrogatories. Ultimately, the trustee, the creditors' committee and the Bank agreed that a potential claim existed against the Debtor's accounting firm and the pursuit of that claim would be beneficial to all parties. Accordingly, the Bank, the creditors' committee and the trustee agreed to a settlement. As part of the settlement, the Bank's Motion for Relief from Stay would be granted and the trustee and the creditors' committee would not object to the Bank's unsecured claim. The fixed portion of the Bank's claim has been agreed to in the amount of approximately $1.73 million; the contingent portion of the claim has been limited to approximately $740,000. As part of the settlement, the Bank will pay to the trustee $175,000, which is part of the Bank's fixed claim and may be used to pay all or part of the costs and expenses of the administration of the estate and the Bank will lend the trustee up to $175,000, to pay counsel fees in litigation against the Debtor's accountant by the trustee. If those counsel fees exceed $175,000, counsel has agreed to continue the litigation on a contingency fee basis. The Bank will lend up to an additional $50,000 to pay the fees and expenses of professionals (other than attorneys) retained by the trustee in connection with the claim against the Debtor's accounting firm. Lastly, the Bank may make a third loan to the trustee in an amount not to exceed $75,000 for additional expenses of professionals other than attorneys in connection with the litigation against the Debtor's accountants. The loans will bear interest at the Bank's prime rate plus one percent per annum. The Bank will make such loans available to the trustee only after the expense has been approved by the Bank after receipt of a financial plan which is in form and substance satisfactory to the Bank and only after the expense is due and owing. The indebtedness will be evidenced by notes. The disbursement of the proceeds of the claim against the Debtor's accountants will be disbursed as follows: first, to the payment of any administrative claims of the trustee, the committee and/or any professionals employed by the trustee or the committee, provided that such claims arose directly out of the litigation against the Debtor's accountants; and second, to the payment of the Bank's post-petition loans. As security for the full and timely payment of such indebtedness and all other obligations of the trustee to the Bank, the trustee granted to the Bank a continuing first lien on and security interest in the trustee's right, title and interest in the collateral of the Debtor, except those that were duly perfected on the date of the settlement. If the litigation against the Debtor's accountant is not successful, repayment of such indebtedness will be disbursed from the assets of the Debtor's estate prior to the distribution to the general creditors, but after payment of administrative expenses. The motion to approve the stipulation relating to the settlement was approved during a hearing on September 27, 1995. The Bankruptcy Court issued an order approving the settlement on October 4, 1995. The Bank's payment to the trustee of $175,000, as part of the settlement, has been charged to earnings in the three month period ended September 30, 1995. Management believes that the Bank's loan commitments in connection with litigation against the debtors accountants, which aggregate $225,000 plus an additional $75,000 which is subject to certain conditions, are recoverable based upon its current assessment of the outcome of this litigation.

Item 2.  CHANGES IN SECURITIES

On August 30, 1995, Regent and Regent's wholly owned subsidiary, the Bank, entered into the Merger Agreement with Carnegie and CBN pursuant to which Regent will merger with and into Carnegie with Carnegie as the surviving corporation and the Bank will merge with and into CBN with CBN as the surviving bank under the name "Carnegie Regent Bank, N.A.". The Merger and the Bank Merger are subject to approval by the stockholders of Carnegie and Regent as well as various regulatory approvals, including approval by the Office of the Comptroller of the Currency and by the Board of Governors of the Federal Reserve System.

The Merger Agreement provides that, upon consummation of the Merger, the outstanding securities of Regent will be converted into the right to receive Common Stock of Carnegie, Preferred Stock of Carnegie or options to purchase Common Stock of Carnegie as follows:

         (i) each share of Regent's Common Stock will be converted into
0.75 shares of Carnegie Common Stock;

        (ii) each share of Regent's Series A Convertible Preferred Stock will be converted into one share of Carnegie Series A Convertible Preferred Stock which will be convertible into 0.75 shares of Carnegie Common Stock;

        (iii) each share of Regent's Series B, Series C and Series D Convertible Preferred Stock will be called for redemption in accordance with its terms at $10.00 per share not later than 30 days prior to the anticipated effective date of the Merger, unless theretofore converted in accordance with its terms into
1.177 shares of Regent's Common Stock which would be converted in the Merger into 0.75 shares of Carnegie Common Stock;

        (iv) each share of Regent's Series E Convertible Preferred Stock will be called for redemption in accordance with its terms at $10.00 per share not later than 30 days prior to the anticipated effective date of the Merger, unless theretofore converted in accordance with its terms into one share of Regent's Common Stock which would be converted in the Merger into 0.75 shares of Carnegie Common Stock;

        (v) outstanding options to purchase Regent's Common Stock held by the organizers of Regent to purchase an aggregate of 274,241 shares of Regent's Common Stock will be converted into options to purchase an aggregate of 174,750 shares of Carnegie Common Stock;

        (vi) outstanding warrants to purchase an aggregate of 50,022 shares of Regent's Common Stock held by the organizers of Regent will be converted into an aggregate of 12,168 shares of Carnegie Common Stock;

        (vii) outstanding options held by the underwriter of Regent's initial public offering to purchase an aggregate of 147,124 shares of Regent's Common Stock will be converted into an aggregate of 7,489 shares of Carnegie Common Stock; and

        (viii) all other outstanding options and warrants to purchase Regent's Common Stock will be converted into Carnegie Common Stock at the rate of one share of Carnegie Common Stock for each option and warrant representing in the aggregate the right to purchase 7 1/2 shares of Regent's Common Stock.

The expiration date of the outstanding options and warrants of Regent that would have expired before the anticipated effective date of the Merger have been extended by the Board of Directors of Regent from their current expiration date to the earlier of (a) the effective date of the Merger, during which period such warrants may not be exercised for the purchase of Regent Common Stock but shall represent only the right to receive Carnegie Common Stock as provided in the Merger Agreement or (b) the latter of (i) 30 days following the termination of the Merger Agreement during which period such warrants may be exercised for the purchase of Regent Common Stock in accordance with their respective terms, or
(ii) the stated expiration date of such option or warrant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit No.               Description
                  ----------                -----------

                  2.1                       Agreement and Plan for
                                            Merger dated as of August 30, 1995
                                            among Carnegie Bancorp, Carnegie
                                            Bank, N.A., Regent Bancshares Corp.
                                            and Regent National Bank
                                            (incorporated by reference to
                                            Exhibit 1 to Regent's Form 8-K
                                            Current Report dated August 30, 1995
                                            as filed with the Securities and
                                            Exchange Commission on September 20,
                                            1995).

                   4.1                      Form of letter  agreement re
                                            extensions of warrants
                                            and options dated September 1, 1995.

          b.       Reports on Form 8-K

                  On September 20, 1995, Regent filed a Current Report on Form 8-K dated August 30, 1995 reporting under Item 5 thereof that Regent and the Bank had entered into the Merger Agreement with Carnegie and CBN. No financial statements were filed with such Form 8-K Current Report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REGENT BANCSHARES CORP.


                                         ----------------------------------
                                         HARVEY PORTER
                                         President & CEO


                                         ---------------------------------
                                         STEPHEN J. CARROLL
                                         Treasurer



Dated: November    , 1995