Form 10-Q/A
period 1995-09-30
REGENT BANCSHARES CORP
filed 1995-12-13
CIK 846979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                                            ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number              0-17753

                            REGENT BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)

                  New Jersey                                              23-2440805
         (State or other jurisdiction of                               (I.R.S. Employer
         incorporation or organization)                                Identification No.)


         1430 Walnut Street,  Philadelphia, PA                         19102
         -------------------------------------                         -----
        (Address of principal executive offices)                    (Zip Code)


                                 (215) 546-6500
              (Registrant's telephone number, including area code)


                                      N/A
 (Former name and address and former fiscal year, if changed since last report)

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
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (Unaudited)


ASSETS                                                                          September 30, 1995   December 31, 1994
                                                                                ------------------   -----------------
Cash and due from banks                                                            $    4,929,325    $    2,802,177
Investment securities available for sale                                               31,273,732        35,056,688
Mortgage-backed securities held to maturity                                           111,537,750       121,482,427
Investment securities                                                                        --             124,672
Mortgage loans held for sale                                                            4,071,033         5,387,517
Loans, net of unearned interest and loan costs                                        103,129,694        75,859,639
         Less: Allowance for loan losses                                               (1,913,920)       (1,713,372)
                                                                                   --------------    --------------
                  Net loans                                                           101,215,774        74,146,267
Premises and equipment, net                                                              665,981           656,501
Accrued interest receivable                                                             1,694,470         1,951,244
Prepaid expenses and other assets                                                       1,195,037         1,842,984
                                                                                   --------------    --------------
                           Total Assets                                            $  256,583,102    $  243,450,477
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
         Non-interest bearing                                                      $   15,611,907    $   13,641,796
         Interest bearing:
                  NOW and money market                                                 10,860,561        13,796,458
                  Savings                                                              48,117,623        83,335,372
                  Certificates of deposit                                             118,353,183        50,287,846
                                                                                   --------------    --------------
                           Total Deposits                                             192,943,274       161,061,472
Advances from Federal Home Loan Bank of Pittsburgh                                     38,140,585        63,037,382
Subordinated debentures                                                                 2,750,000         2,750,000
Accrued interest payable                                                                4,301,902         2,240,068
Other liabilities                                                                       4,918,986         2,155,987
                                                                                   --------------    --------------
                           Total Liabilities                                          243,054,747       231,244,909
                                                                                   --------------    --------------

Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized Series A, 487,532 and 515,678 shares issued and
      outstanding; entitled to $4,875,320 in involuntary
      liquidation                                                                          48,753            51,568
    Series B, 4,270 and 4,650 shares issued and outstanding;
      entitled to $42,700 in involuntary liquidation                                          427               465
    Series C, 3,515 and 4,036 shares issued and
      outstanding; entitled to $35,150 in involuntary
      liquidation                                                                             351               404
    Series D, 4,775 and 4886 shares issued and outstanding;
      entitled to $47,750 in involuntary liquidation                                          478               488
    Series E, 99,273 and 73,365 shares issued and
      outstanding; entitled to $992,730 in involuntary
      liquidation                                                                           9,927             7,337
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 979,274 and 924,409 shares issued and
    outstanding                                                                            97,927            92,441
  Capital surplus                                                                      13,300,872        12,997,321
  Retained earnings                                                                       546,308           478,544
  Net unrealized loss on securities available for sale                                   (476,688)       (1,423,000)
                                                                                   --------------    --------------
                           Total Shareholders' Equity                                  13,528,355        12,205,568
                                                                                   --------------    --------------
Total Liabilities & Shareholders' Equity                                           $  256,583,102    $  243,450,477
                                                                                   ==============    ==============

                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                                                          1995                      1994
                                                                       ----------                 ---------
Interest Income:
         Loans, including fees                                         $3,116,643                $1,647,901
         Investment securities                                          2,288,464                 2,779,298
         Federal funds sold                                                    --                     --
                                                                        ---------                 ---------
                  Total interest income                                 5,405,107                 4,427,199
                                                                        ---------                 ---------

Interest Expense:
         Deposits                                                       2,578,237                 2,284,983
         Short-term borrowings                                            530,626                   499,106
         Long-term debt                                                    57,730                   101,445
                                                                        ---------                 ---------
                  Total interest expense                                3,166,593                 2,885,534
                                                                        ---------                 ---------
                  Net interest income                                   2,238,514                 1,541,665
Provision for loan losses                                                 125,000                        --
                                                                        ---------                 ---------
                  Net interest income after
                    provision for loan losses                           2,113,514                 1,541,665
                                                                        ---------                 ---------

Other Income:
         Service charges on deposit accounts                               18,550                    43,038
         Other                                                              5,257                    14,237
                                                                        ---------                 ---------
                  Total other income                                       23,807                    57,275
                                                                        ---------                 ---------

Other Expenses:
         Salaries and employee benefits                                   432,519                   355,874
         Professional services                                            425,901                   146,267
         Rent                                                              43,464                    43,463
         Other occupancy expense                                           41,140                    27,071
         Depreciation and amortization                                     46,050                    37,200
         Insurance                                                         16,612                   130,408
         Other                                                          1,150,311                   307,349
                                                                        ---------                 ---------
                  Total other expenses                                  2,155,997                 1,047,632
                                                                        ---------                 ---------
Income (loss) before income taxes                                       (  18,676)                  551,308
Provision for income taxes                                              (   5,400)                  187,300
                                                                        ---------                 ---------

NET INCOME (LOSS)                                                       (  13,276)                  364,008

Preferred stock dividends                                               ( 229,073)                   65,904
                                                                        ---------                ---------
Earnings (loss) for common stock                                       $( 242,349)               $  298,104
                                                                         ========                 =========

Earnings (loss) per common share:
         Primary                                                       $(     .22)               $      .29
         Fully diluted                                                          -                $      .24

Weighted average number of shares outstanding                           1,085,590                 1,011,405
                                                                        =========                 =========



                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                                                           1995                      1994
                                                                        ----------                ----------
Interest Income:
         Loans, including fees                                         $ 7,482,226               $ 4,611,396
         Investment securities                                           7,581,244                 8,149,617
         Federal funds sold                                                  -                         9,562
                                                                        ----------               -----------
                  Total interest income                                 15,063,470                12,770,575
                                                                        ----------               -----------
Interest Expense:
         Deposits                                                        6,785,615                 6,906,112
         Short-term borrowings                                           2,179,974                 1,149,306
         Long-term debt                                                    167,697                   422,622
                                                                        ----------               -----------
                  Total interest expense                                 9,133,286                 8,478,040
                                                                        ----------               -----------
                  Net interest income                                    5,930,184                 4,292,535
Provision for loan losses                                                  320,000                    35,000
                                                                        ----------               -----------
                  Net interest income after
                    provision for loan losses                            5,610,184                 4,257,535
                                                                        ----------               -----------

Other Income:
         Service charges on deposit accounts                                56,160                    91,365
         Other                                                              17,900                    81,957
                                                                        ----------               -----------
                  Total other income                                        74,060                   173,322
                                                                        ----------               -----------

Other Expenses:
         Salaries and employee benefits                                  1,278,726                 1,121,069
         Professional services                                             833,988                   325,524
         Rent                                                              130,391                   131,708
         Other occupancy expense                                           123,464                    87,863
         Depreciation and amortization                                     133,750                   106,001
         Insurance                                                         238,921                   372,360
         Other                                                           2,376,729                   732,008
                                                                        ----------               -----------
                  Total other expenses                                   5,115,969                 2,876,533
                                                                        ----------               -----------
Income before income taxes                                                 568,275                 1,554,324
Provision for income taxes                                                 191,800                   526,900
                                                                        ----------               -----------
NET INCOME                                                                 376,475                 1,027,424

Preferred stock dividends                                                  360,147                   236,610
                                                                        ----------               -----------
Earnings for common stock                                              $    16,328               $   790,814
                                                                        ==========               ===========

Earnings per common share:
         Primary                                                       $       .02               $       .80
         Fully diluted                                                          -                $       .69

Weighted average number of shares                                        1,048,059                   982,490
                                                                        ==========               ===========


                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                          1995                  1994
                                                                      -----------           -----------
Cash Flows From Operating Activities:
  Net income                                                          $  376,475            $ 1,027,424
  Adjustments to reconcile net income to net
    cash provided by operating activities -
         Provision for loan losses                                       320,000                 35,000
         Depreciation and amortization                                   133,750                106,001
         Net amortization of premiums and
           discounts on investment securities
           and investment securities available for sale                  468,635              1,087,132
         Decrease in net deferred loan costs                           1,139,122                157,345
         (Increase) decrease in accrued interest receivable              256,774               (174,106)
         Decrease in other assets                                       647,947                 290,595
         Increase in accrued interest payable                          2,061,834                742,706
         Increase in other liabilities                                 2,762,999                425,041
                                                                      ----------              ---------
                  Total adjustments                                    7,791,061              2,669,714
                                                                      ----------              ---------
         Net cash provided by operating activities                     8,167,536              3,697,138
                                                                      ----------              ---------

Cash Flows From Investing Activities:
  Net increase in loans                                              (28,528,629)           (10,372,934)
  Net decrease in mortgage loans held for sale                         1,316,484              1,130,533
  Purchases of mortgage-backed and investment securities                       -            (46,483,957)
  Principal collected on investment and
    mortgage-backed securities                                        14,205,310             39,915,104
  Net decrease in U.S. Treasury bills                                    124,672                 99,860
  Net decrease in federal funds sold                                           -              6,000,000
  Purchases of premises and equipment                                   (143,230)              (168,701)
                                                                      ----------              ---------
          Net cash used in investing activities                      (13,025,393)            (9,880,095)
                                                                      ----------              ---------

Cash Flows From Financing Activities:
  Net (decrease) increase in total deposits                           31,881,802             (3,512,558)
  Net (decrease) increase in advances from
    Federal Home Loan Bank of Pittsburgh                             (24,896,797)             9,865,996
  Proceeds from issuance of subordinated debentures                            -                200,000
                                                                      ----------             ----------
          Net cash provided by financing activities                    6,985,005              6,553,438
                                                                      ----------             ----------

Net increase (decrease) in cash & cash equivalents                     2,127,148                370,481

Cash & cash equivalents, beginning of year                             2,802,177              6,719,903
                                                                      ----------             ----------
Cash & cash equivalents, end of period                               $ 4,929,325            $ 7,090,384
                                                                      ==========             ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $ 7,071,452            $ 7,735,334
    Income taxes                                                         100,000                310,000

Supplemental Schedule of Non-Cash Investing and
  Financial Activity:
    Issuance and declaration of preferred stock
         as dividends                                                $   308,712           $   395,829
  Conversion of preferred stock to common stock                            5,486                 4,297


                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position of Regent as of September 30, 1995 and December 31, 1994,and its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

Regent Bancshares Corp. ("Regent"), the holding company for Regent National Bank (the "Bank"), recorded net income of $376,475, or $.02 per share, for the first nine months of 1995 compared to $1,027,424, or $.80 per share for the nine months ended September 30, 1994. The decline in nine months net income in 1995 compared to 1994 was due principally to an increase in the provision for loan losses of $285,000 and an increase in other expenses of $2,239,436 which more than offset a $1,637,649 increase in net interest income.

For the three months ended September 30, 1995 a net loss of $13,276 was recorded compared to net income of $364,008 in the same period in 1994. On a per share basis, a loss of $.22 was incurred in the 1995 third quarter versus net income of $.29 per share in the third quarter of 1994. The loss per share for the third quarter of 1995 reflects a charge for the preferred dividend of $229,073 compared to a charge for the third quarter of 1994 of $65,904. The higher 1995 charge resulted from the increased market value of the stock that would be paid as a dividend. The decrease in 1995 third quarter net income compared to 1994 was due to increases in the provision for loan losses of $125,000 and other expenses of $1,108,365 which more than offset an increase in net interest income of $696,849.

The higher provision for loan losses and a portion of the increase in other expenses for both the quarter and nine months ended September 30, 1995 were attributable to irregularities in residential mortgage loans purchased in 1994 from two mortgage banking companies, both of which filed for bankruptcy protection. The 1995 third quarter was adversely affected by the associated professional fees and settlement costs incurred in resolving legal matters relating to the assignment of the residential mortgages to Regent. Expenses of $188,000 were also incurred in the third quarter of 1995 for professional services in connection with Regent's recently announced plans to merge with Carnegie Bancorp of Princeton, NJ. Salaries and employee benefits and costs incurred for the expansion and servicing of a new consumer loan program also increased other expenses for the three and nine months ended September 30, 1995. The increases in other expenses were partially offset by a refund of premiums previously paid to the FDIC totaling $107,000. The increases in net interest income were attributable to an improvement in the net interest margin as a result of increased lending volume. The net interest margin increased to 3.31% for the first nine months of 1995 from 2.31% for the first nine months of 1994.

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

(iii) each share of Regent's Series B, Series C and Series D Convertible Preferred Stock will be called for redemption in accordance with its terms at $10.00 per share not later than 30 days prior to the anticipated effective date of the Merger, unless theretofore converted in accordance with its terms into 1.177 shares of Regent's Common Stock each of which would be converted in the Merger into 0.75 shares of Carnegie Common Stock;

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



                                                       September 30, 1995        December 31, 1994
                                                       ------------------        -----------------

Tier I Capital                                            $14,005,043               $13,628,568

         Allowance for possible loan losses                 1,706,324                 1,387,754
         Qualifying subordinated debt                       1,650,000                 1,650,000
                                                          -----------               -----------

Total Tier II Capital                                     $17,361,367               $16,666,322
                                                           ==========                ==========

Total Risk Adjusted Assets                               $136,505,936              $111,020,356
                                                          ===========               ===========

Tier I Ratio                                                    10.26%                    12.28%
                                                                =====                     =====

Tier II Ratio                                                   12.72%                    15.01%
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

Investment Portfolio: The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed portfolio with an amortized cost of $140,943,502 at September 30, 1995, $22,122,231 were adjustable rate and $118,821,271 were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at September 30, 1995 approximated 5.4 years.

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


                                                    Held-to-Maturity                Available-for-Sale
                                            -----------------------------       ----------------------------
                                             Amortized           Market          Amortized         Market
                                               Cost               Value            Cost             Value
                                            -----------       -----------       -----------      ------------
GNMA                                        $13,096,578       $12,663,480       $         -      $         -
FHLMC                                        45,209,954        44,526,145        11,447,000       11,095,255
FNMA                                         34,225,820        33,379,852        17,958,752       17,588,669
Collateralized mortgage
         obligations                         19,005,398        19,005,482                 -                -
Non-marketable equity
         securities                                   -                -          2,589,808        2,589,808
                                             -----------       ----------        ----------       ----------
                                            $111,537,750     $109,574,959       $31,995,560      $31,273,732
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

                                              September 30, 1995                 December 31, 1994
                                            ---------------------               -------------------
                                               Amount          %                  Amount         %
                                            ----------         --               ----------       --
Commercial & industrial                     $42,607,801       41%               $27,406,523      36%

Real estate:
         Construction                         3,910,321        4%                1,455,110        2%
         Mortgages-residential               27,336,353       26%               29,252,959       38%
         Mortgages-commercial                13,970,415       13%               13,550,216       18%

Consumer                                     16,658,627       16%                4,409,532        6%
                                            -----------      ---                ----------      ---
                  Total Loans               104,483,517      100%               76,074,340      100%
                                                             ===                                ===
Less:
         Unearned interest and fees         ( 1,353,823)                        (  214,701)
                                           ------------                         ----------
                                           $103,129,694                         $75,859,639
                                           ============                         ===========
Mortgage loans held for sale               $  4,071,033                         $ 5,387,517
                                           ============                         ===========



To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of September 30, 1995:


                                                       After 1
                                     Within          But Within             After
                                     1 Year           5 Years              5 Years            Total
                                    ---------        ----------          ----------        ----------
Predetermined interest
         rates                      $23,294,114      $13,628,774         $21,811,169      $58,734,057
Floating rate                        24,829,188       16,868,983           4,051,289       45,749,460
                                     ----------       ----------          ----------       ----------

                                    $48,123,302      $30,497,757         $25,862,458     $104,483,517
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



                                                  September 30, 1995        September 30, 1994
                                                  -----------------         ------------------
Balance, beginning of period                         $1,713,372                $1,321,225

Charge-offs:
         Commercial & industrial                            340                    15,909
         Real estate - construction                           -                    22,492
         Real estate - residential                      127,679                         -
                                                      ---------                 ---------
                                                        128,019                    38,401
                                                      ---------                 ---------
Recoveries:
         Commercial & industrial                            567                    81,602
         Consumer                                         8,000                         -
                                                     ----------                 ----------
                  Total  recoveries                       8,567                     81,602
                                                     ----------                 ----------


Net (charge-offs) recoveries                           (119,452)                    43,201
                                                     ----------                 ----------

Provision charged to operations                         320,000                     35,000
                                                     ----------                 ----------

Balance, end of period                               $1,913,920                 $1,399,426
                                                     ==========                 ==========

Allowance for loan losses as a % of year-end
         loans and loans held for sale                    1.76%                      1.73%




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

                                    September 30, 1995          December 31, 1994
                                   --------------------     ----------------------
                                      Balance        %         Balance         %
                                   ------------     ---     ------------      ---
 Demand                            $ 15,611,907      8%     $ 13,641,796       8%
NOW                                   3,618,720      2%        4,201,594       3%
Savings                              48,117,623     25%       83,335,372      52%
Money Market                          7,241,841      4%        9,594,864       6%
Certificates of deposit             118,353,183     61%       50,287,846      31%
                                    -----------     --        ----------      --
                                   $192,943,274    100%     $161,061,472     100%
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

The following table summarizes the Bank's short-term borrowing activity for the nine months ended September 30, 1995 and 1994:


                                           Balance        Average Amount
                                         Outstanding       Outstanding           Average
                                         September 30   During the Period       Rate Paid
                                         -----------    -----------------       ---------
1995:    FHLB borrowings                 $37,926,981       $46,341,779             6.25%
         Federal funds purchased                  --           280,952             5.92%
                                         -----------       -----------

                                         $37,926,981       $46,622,731             6.25%
                                          ==========        ==========

1994:    FHLB borrowings                 $43,970,817       $34,696,515             4.42%
         Federal funds purchased                  --           128,276             3.46%
                                         -----------       -----------

                                         $43,970,817       $34,824,791             4.41%
                                          ==========       ===========


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1995 amounted to $376,475 or $.02 per share compared to the $1,027,424 or $.80 per share earned in the first nine months of 1994. For the quarter ended September 30, 1995, a net loss of $13,276 was recorded compared to the net income of $364,008 earned in the same period in 1994. On a per share basis, a loss of $.22 was incurred in the 1995 third quarter versus earnings of $.29 per share in the third quarter of 1994. The loss per share in 1995 reflects a charge for the preferred dividend of $229,073 compared to a charge in 1994 of $65,904. The higher 1995 charge resulted from the increased market value of the stock that would be paid as a dividend.

The lower 1995 quarterly and year-to-date results were attributable to increases in the provision for loan losses and other expenses. The three and nine month net income total, however, benefited from higher net interest income.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1995 totaled $5,930,184 which was $1,637,649 or 38% higher than net interest income in the comparable 1994 period of $4,292,535. For the third quarter ended September 30, 1995, net interest income was $2,238,514, an increase of $696,849 or 45% over net interest income for the three months ended September 30, 1994 of $1,541,665. The quarterly and year-to-date increases were attributable to an improved net interest margin which reflected the yields on earning assets rising faster than the cost of interest bearing liabilities. The net interest margin rose from 2.31% for the first nine months of 1994 to 3.31% for the same nine-month period in 1995. The yields on earning assets were higher as a result of lower amortization of securities portfolio premiums and the higher prime lending rate which has prevailed in 1995. Additionally, a greater percentage of interest income was derived from higher yielding loan activity. For the nine months ended September 30, 1995, interest and fees on loans represented 50% of total interest income versus 36% in the same 1994 period. Offsetting the benefits of the improved net interest margin, however, was a reduction of $10,023,000 in the amount of average earning assets. The following is a rate/yield analysis for the nine months ended September 30, 1995 and 1994:


(Dollars in thousands)                                  1995                                     1994
                                            ---------------------------             ---------------------------
                                            Average    Income/    Rate/             Average    Income/    Rate/
                                            Balance    Expense    Yield             Balance    Expense    Yield
                                            -------    -------   ------            --------    -------    ------
Interest Earning Assets:
         Federal funds sold                 $     -    $     -        -%           $    379    $    10    3.37%
         Securities                          151,650     7,581     6.66%            170,097      8,150    6.39%
         Loans                                86,881     7,482    11.36%             78,078      4,611    7.79%
                                            --------   -------                     --------    -------
                           Total            $238,531   $15,063     8.42%           $248,554    $12,771    6.85%
                                            ========   =======                     ========    =======
Interest Bearing Liabilities:
         NOW accounts                       $  4,185   $    78     2.49%           $  3,200    $   60     2.50%
         Statement savings                    55,014     2,000     4.86%            102,943     4,129     5.36%
         Money market                          9,008       258     3.83%              8,011       175     2.93%
         Time deposits                        96,228     4,450     6.18%             66,904     2,542     5.08%
         Short-term borrowings                46,622     2,180     6.25%             34,825     1,149     4.41%
         Long-term advances                       93         3     6.51%              7,129       261     4.88%
         Subordinated debt                     2,750       164     7.98%              2,701       162     8.03%
                                            --------   -------                     --------    ------
                           Total             213,900     9,133     5.71%            225,713     8,478     5.02%
                                            --------   -------                     --------    ------
 Non-Interest bearing
         sources of funds                     24,631                                 22,841
                                            --------                               --------
                                            $238,531                               $248,554
                                            ========                               ========

Net Interest Income/Spread                            $ 5,930     2.71%                       $ 4,293     1.83%
                                                      =======     ====                        =======      ====
Net Interest Margin                                               3.31%                                   2.31%
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


PROVISION FOR INCOME TAXES

Income taxes for the 1995 third quarter reflects a benefit of $5,400 compared to the 1994 third quarter provision of $187,300. For the nine months ended September 30, 1995, income tax expense was $191,800 versus $526,900 for the same period in 1994. The lower provision in 1995 reflects the decrease in pre-tax profits as the effective tax rate for all periods was 34%.

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