Form 10-K
period 1995-12-31
REGENT BANCSHARES CORP
filed 1996-05-29
CIK 846979

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 0-17753

                             REGENT BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)


              New Jersey                             23-2440805
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)


                   1430 Walnut Street, Philadelphia, PA 19102
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (215) 546-6500
        Securities registered pursuant to section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:

              Series A Convertible Preferred Stock, $.10 par value
                                (Title of Class)

                          Common Stock, $.10 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the average of the highest bid and the lowest asked price for the Registrant's Series A Convertible Preferred Stock and Common Stock recorded on the National Association of Securities Dealers Automated Quotation System for March 8, 1996, as of such date, the aggregate market value of the Registrant's outstanding Series A Convertible Preferred Stock and Common Stock held by non-affiliates of the Registrant was approximately $4,974,540 and $7,167,885 respectively.* As of March 8, 1996, the aggregate number of shares of the Registrant's Series A Convertible Preferred Stock and Common Stock outstanding was 481,982 and 1,017,015 shares, respectively.

- ------------------
* Excluded from such computation are the 79,999 shares of Series A Convertible Preferred Stock and the 437,792 shares of Common Stock beneficially owned by directors and executive officers of the Registrant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            REGENT BANCSHARES CORP.

                                   FORM 10-K

                                     INDEX


                                                                                                               PAGE
                                                                                                               -----
PART I
Item 1     Business.......................................................................................        1
Item 2     Properties.....................................................................................        2
Item 3     Legal Proceedings..............................................................................        3
Item 4     Submission of Matters to a Vote of Security Holders............................................        4

PART II
Item 5     Market for Registrant's Common Equity and Related Stockholder Matters..........................        5
Item 6     Selected Financial Data........................................................................        6
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations..........        7
Item 8     Financial Statements and Supplementary Data....................................................       24
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........       47

PART III
Item 10    Directors and Executive Officers of the Registrant.............................................       48
Item 11    Executive Compensation.........................................................................       50
Item 12    Securities Ownership of Certain Beneficial Owners and Management...............................       52
Item 13    Certain Relationships and Related Transactions.................................................       54

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................       54

                                     PART I

ITEM 1.  BUSINESS OF REGENT BANCSHARES CORP. AND REGENT NATIONAL BANK

     Regent Bancshares Corp. ('Regent') is a one bank holding company registered under the Bank Holding Company Act. Regent was incorporated under the laws of the Commonwealth of Pennsylvania on December 22, 1986 and on November 23, 1987 was merged into a New Jersey corporation with the same name (and which was incorporated on November 2, 1987), with the New Jersey corporation being the surviving entity. Regent became a bank holding company on June 2, 1989 when it completed the acquisition of all of the authorized capital stock of Regent National Bank (the 'Bank'), its only subsidiary. The Bank commenced operations on June 5, 1989. Regent provides banking services through the Bank and does not engage in any activities other than banking activities. The principal executive offices of Regent are located at 1430 Walnut Street, Philadelphia, Pennsylvania 19102. Regent's telephone number is (215) 546-6500.

THE MERGER

     Regent has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995 (the 'Merger Agreement') among Carnegie Bancorp ('Carnegie'), Carnegie Bank, N.A. ('CBN'), Carnegie's wholly owned national bank subsidiary, Regent and the Bank, providing for the merger of Regent with and into Carnegie (the 'Merger') and for the merger of CBN with and into the Bank (the 'Bank Merger'), which will then operate under the name Carnegie Regent Bank, N.A. Because of the losses incurred by Regent for the year ended December 31, 1995, Carnegie and Regent are currently negotiating an amendment to the Merger Agreement, which Regent anticipates will provide for an exchange ratio of Carnegie securities for Regent securities based upon the relative book values of Carnegie and Regent as of a future date to be determined.

     Consummation of the Merger is subject to various conditions, including the approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Regent Common Stock and Regent Series A Convertible Preferred Stock at a meeting of the holders thereof, approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Carnegie Common Stock voting at a meeting of Carnegie shareholders and various approvals of the Office of the Comptroller of the Currency (the "OCC") and the Board of Governors of the Federal Reserve System. Approval of the OCC and the Federal Reserve System have been obtained; however, extensions of such approvals may be required if the merger is not consummated prior to the expiration of such approvals.

THE BANK

     The Bank, a federally-chartered national bank, is regulated by the Office of the Comptroller of the Currency and is a member of the Federal Reserve System. The deposits held by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

     The Bank conducts all its banking activities through its office located at 1430 Walnut Street, Philadelphia, Pennsylvania 19102, offering a broad range of commercial and private banking services. At December 31, 1995, the Bank had total deposits of $196.1 million and had total loans and loans held for sale outstanding of $120.0 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Center City Philadelphia, it also services the Delaware Valley which consists of Philadelphia, Montgomery, Bucks, Chester, Delaware, Berks, Lancaster, Northampton and Lehigh Counties in Pennsylvania; New Castle and Kent Counties in Delaware; Cecil County in Maryland; and Camden, Burlington, Salem, Atlantic, Ocean, Mercer, Cumberland and Cape May Counties in New Jersey (the 'Delaware Valley').

     The Bank engages in the commercial banking business, serving the banking needs of its customers with a particular focus on small and medium-sized businesses, professionals and other individuals, with an emphasis on the origination of loans in the $100 thousand to $2.5 million range. The Bank's strategy in providing its services is to attempt to respond to each customer's needs and assure that a customer will deal regularly with the same officer of the Bank. The small and midsized business and entrepreneurial market in the Bank's service area is large and the Bank believes it can offer the flexibility, speed and personal attention necessary to serve this large market. The banking and broad business experience of the officers and directors makes the Bank particularly well-suited to serve the individualized needs of this market.

     The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

     A broad range of credit facilities are offered to the businesses and residents of its service area, including commercial loans, home improvement loans, mortgage loans, loans to finance automobile insurance premiums, and home equity lines of credit. At December 31, 1995, the Bank's maximum legal lending limit was approximately $2.8 million per borrower.

     In addition, the Bank offers safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, and access to one or more regional or national automated teller networks as well as international services through correspondent institutions. The Bank is also empowered to offer trust services. The Bank has the power to act as executor of wills and as a trustee for Individual Retirement Accounts, minors and other fiduciaries. Other trust services are provided through correspondent institutions. The Bank has established relationships with correspondent banks and other financial institutions in order to provide other services requested by its customers, including requesting correspondent banks to participate in loans where the loan amount exceeds the Bank's policies or legal lending limit.

     As of March 8, 1996, Regent and the Bank had a total of 43 employees.

COMPETITION

     There is substantial competition among financial institutions in the Bank's service area. The Bank competes with new and established local commercial banks, as well as numerous regionally based commercial banks. There is also competition from out of state financial institutions, thrifts and mutually owned savings banks and savings and loan associations. As of the date hereof, the Bank had attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions and from growth in the Delaware Valley. Many of such banks and financial institutions are well-established and well-capitalized, allowing them to do more advertising and promotion and to provide a greater range of services, including trust services. The Bank's strategy has been and will continue to be emphasizing personalized services, offering competitive rates to depositors and making use of commercial and personal ties of the shareholders, directors, officers and staff to Delaware Valley businesses and residents.

     In recent years, intense market demands, economic pressures and significant legislative and regulatory action have eroded traditional banking industry classifications which were once clearly defined and have increased competition among banks, as well as between banks and other financial institutions. As a result, banks and other financial institutions have had to diversify their services, generally increase interest paid on deposits and become more cost effective. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. Some of the effects on banks and other financial institutions of these market dynamics and legislative and regulatory changes include increased customer awareness of product and service differences among competitors and increased merger activity.

ITEM 2.  PROPERTIES

     The Bank leases approximately 20,600 square feet of the first and second floors and basement of 1430 Walnut Street and the third floor of 1426 and 1428 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both Regent and the Bank and serves as the Bank's sole banking location. The first floor contains a banking lobby. The vault, together with additional lobby and storage space is located in the basement. Executive, administrative, and loan offices are located on the second floor. At December 31, 1995, approximately 90% of the Bank's total leased square footage was occupied.

     The property is leased with a rental expense of approximately $190,000 per annum excluding taxes, insurance, utilities and janitorial services through 1996 and 1997, $210,000 for 1998, and $87,000 through May 1999. The lease provides for two 5-year renewal options at the then current market rental rates, plus a right of first refusal to purchase the premises.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank and Shareholders Funding, Inc. (the 'Debtor') were parties to a Participation Agreement pursuant to which the Bank purchased 100% participations in mortgage loans originated by the Debtor. The Debtor filed for bankruptcy protection in November 1994, in the proceeding known as In Re: Shareholders Funding, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No. 94-17215 SR. At approximately the same time, James Beck (the president of the Debtor) filed an individual petition for bankruptcy protection. Pursuant to a Motion for Relief from Stay filed on February 24, 1995, the Bank requested, among other relief, that the court order the Debtor to execute assignments of notes and mortgages to the Bank with respect to approximately $7.6 million of mortgages that the Bank had purchased and that the Debtor was obligated to resell but had failed to resell as a result of its financial difficulties. The Debtor and the trustee objected to the Bank's request, alleging that the mortgages may be the property of the Debtor and that the funds advanced by the Bank of approximately $7.6 million might represent unsecured loans to the Debtor.

     The parties conducted discovery in connection with the pending Motion for Relief from Stay, including document productions and interrogatories. Ultimately, the trustee, the creditors' committee and the Bank agreed that a potential claim existed against the Debtor's accounting firm and the pursuit of that claim would be beneficial to all parties. Accordingly, the Bank, the creditors' committee and the trustee agreed to a settlement. The Bankruptcy Court issued an order approving the settlement on October 4, 1995. As part of the settlement, the Bank's request to receive assignment of the $7.6 million in notes and mortgages was granted, and the Bank has obtained legal title to those mortgages. Also, as part of the settlement, the fixed portion of the Bank's unsecured claim has been agreed to in the amount of approximately $1.73 million; the contingent portion of the unsecured claim has been limited to approximately $740 thousand. As part of the settlement, the Bank has agreed to pay to the trustee $175 thousand, which is part of the Bank's fixed claim and may be used to pay all or part of the costs and expenses of the administration of the Debtor's estate and the Bank will lend the trustee up to $175 thousand to pay counsel fees in litigation against the Debtor's accountant by the trustee. If those counsel fees exceed $175 thousand, counsel has agreed to continue the litigation on a contingency fee basis. The Bank will lend up to an additional $50 thousand to pay the fees and expenses of professionals (other than attorneys) retained by the trustee in connection with the claim against the Debtor's accounting firm. Lastly, the Bank may make a third loan to the trustee in an amount not to exceed $75 thousand for additional expenses of professionals other than attorneys in connection with the litigation against the Debtor's accountants. The loans will bear interest at the Bank's prime rate plus one percent per annum. The Bank will make such loans available to the trustee only after the expense has been approved by the Bank after receipt of a financial plan which is in form and substance satisfactory to the Bank and only after the expense is due and owing. The indebtedness will be evidenced by notes. The disbursement of any proceeds of the claim against the Debtor's accountants will be disbursed as follows: first, to the payment of any administrative claims of the trustee, the committee and/or any professionals employed by the trustee or the committee, provided that such claims arose directly out of the litigation against the Debtor's accountants; and second, to the payment of the Bank's post-petition loans. As security for the full and timely payment of such indebtedness and all other obligations of the trustee to the Bank, the trustee granted to the Bank a continuing first lien on and security interest in the trustee's right, title and interest in the collateral of the Debtor, subject only to those security interests that were duly perfected on the date of the settlement. If the litigation against the Debtor's accountant is not successful, repayment of such indebtedness will be paid from the assets of the Debtor's estate, to the extent such assets are available prior to the distribution to the general creditors, but after payment of administrative expenses. The Bank's payment to the trustee of $175,000, as part of the settlement, has been charged to earnings in the year ended December 31, 1995. Management believes the Bank's loan commitments in connection with litigation against the Debtor's accountants, which aggregate $225,000 plus an additional $75,000 which is subject to certain conditions, are recoverable based upon its current assessment of the outcome of this litigation. The Bank's recovery of unsecured claims against the Debtor are primarily dependent on successful litigation against the Debtor's accountants.

     In addition to the foregoing, there continue to be other possible claims which could be asserted against the Bank by other creditors of the Debtor associated with the Bank's transactions with the

Debtor. Management believes that these possible claims are without merit, and the Bank intends to vigorously defend any future actions brought related to these matters. However, the ultimate outcome of these matters is not presently determinable. Additionally, in November 1995, a title abstract company that conducted a real estate settlement involving the refinancing of a mortgage through the Debtor, filed a lawsuit against the Bank seeking damages in excess of $100,000 plus any and all damages sustained which are unspecified. The lawsuit alleges, among other things, breach of contract and reliance on the Bank as the Debtor's warehouse lender. On February 2, 1996, the lawsuit was dismissed.

     Regent and the Bank are subject to various other legal actions and proceedings, none of which is material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Regent's securities are traded on the NASDAQ Small-Cap Market under the following symbols: Common Stock -- RBNK; Common Stock Units -- RBNKU; Common Stock Warrants -- RBNKW; and Series A Convertible Preferred Stock -- RBNKP. As of March 8, 1996, there were approximately 403 holders of Regent's Common Stock and 308 holders of the Series A Convertible Preferred Stock. The following table sets forth the low and high bid prices for Regent's various securities as reported by NASDAQ for each quarter during 1995 and 1994:


                                                                           1995                            1994
                                                               ----------------------------  --------------------------------
                                                                  LOW BID       HIGH BID         LOW BID         HIGH BID
                                                               -------------  -------------  ---------------  ---------------
First Quarter
  Common.....................................................     5 3/4           7               6 3/4            8 1/2
  Units......................................................     5 1/2           6 15/16         6 1/2            7 1/2
  Warrants...................................................       3/4           1                 1/8              1/8
  Preferred..................................................     5 3/4           6 3/4           6 1/4            8 1/2

Second Quarter
  Common.....................................................     5 1/2           6 3/4           6 3/4            8
  Units......................................................     5 1/2           5 3/4           6 1/2            6 7/8
  Warrants...................................................       3/4             3/4             1/8              7/8
  Preferred..................................................     5 1/4           6 1/8           6 1/4            8 1/4

Third Quarter
  Common.....................................................     6              11               7                8
  Units......................................................     5 3/4          10 3/4           6 7/8            7
  Warrants...................................................       3/4           4                 3/4            1 1/8
  Preferred..................................................     5 1/4          11               7                8 5/8

Fourth Quarter
  Common.....................................................    10 1/2          11               6                8 1/2
  Units......................................................    10 3/4           1 1/2           6 1/2            7 5/32
  Warrants...................................................     2 1/4           3 3/8             3/4            1 1/64
  Preferred..................................................    10              11 1/4           6 3/4            7 3/4

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     Regent has not paid any cash dividends on its common or preferred stock, although Regent has paid stock dividends on its Common and Series A Convertible Preferred Stock. Management of Regent intends to follow a policy of retaining earnings for the foreseeable future for the purpose of strengthening its capital and reserves. The payment of dividends to Regent by its wholly owned subsidiary, Regent National Bank, is subject to certain restrictions. See note 2 and 18 to the Consolidated Financial Statements.

EXTENSION OF EXPIRATION DATE OF ALL OPTIONS AND WARRANTS

     The expiration date of the outstanding options and warrants of Regent that would have expired before the effective time of the Merger has been extended by the Board of Directors of Regent from their current expiration date to the earlier of (a) the effective time of the Merger subject to the condition that, during such period of extension from their original expiration date, such options and warrants may not be exercised for the purchase of Regent Common Stock but shall represent only the right to receive Carnegie Common Stock as provided in the Merger Agreement or (b) the latter of (i) 30 days following the termination of the Merger Agreement during which period such options and warrants may be exercised for the purchase of Regent Common Stock in accordance with their respective terms, or (ii) the stated expiration date of such options or warrants. The exercise price of such options and warrants approximated the fair value of the common stock on the date such extension was granted.

                        ITEM 6.  SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1995       1994       1993       1992       1991
                                                                 ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT
DATA:
Interest income................................................  $  21,160  $  17,165  $  15,112  $  13,519  $  11,163
Interest expense...............................................     12,553     11,373      9,921      8,810      7,882
                                                                 ---------  ---------  ---------  ---------  ---------
Net interest income............................................      8,607      5,792      5,191      4,709      3,281
Provision for loan losses......................................      4,905        860        450        525        525
                                                                 ---------  ---------  ---------  ---------  ---------
Net interest income after provision for loan losses............      3,702      4,932      4,741      4,184      2,756
Non-interest income............................................        104        202        156         70         55
Realized gain on sale of securities............................         --         --         --         --        642
Unrealized loss on securities held for sale....................         --         --         --         --         --
Non-interest expense...........................................      7,396      4,372      3,113      2,486      2,026
                                                                 ---------  ---------  ---------  ---------  ---------
(Loss) income before income taxes and extraordinary item.......     (3,590)       762      1,784      1,768      1,427
Income tax (benefit) expense...................................       (463)       259        607        601        485
Extraordinary item -- utilization of net operating loss
  carry forward................................................         --         --         --         --        213
                                                                 ---------  ---------  ---------  ---------  ---------
Net (loss) income..............................................  $  (3,127) $     503  $   1,177  $   1,167  $   1,155
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
(LOSS) EARNINGS PER SHARE:
  Primary......................................................  $   (3.41) $    0.22  $    0.71  $    0.95  $    0.57
  Fully Diluted................................................         NA         NA         NA       0.82         NA
Cash Dividends.................................................         --         --         --         --         --
Book Value Per Share...........................................       6.55       7.98       8.88       8.38       6.53

SELECTED FINANCIAL RATIOS:


                                                                               YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                   1995       1994       1993       1992       1991
                                                                ----------  ---------  ---------  ---------  ---------
Net interest margin...........................................       3.56%      2.37%      2.49%      2.87%      2.83%
Other expenses to average total assets........................       3.00%      1.74%      1.44%      1.47%      1.70%
Return on average total assets................................         N/A       .20%       .55%       .70%       .97%
Return on average shareholders' equity........................         N/A      3.89%      9.29%     10.33%     11.24%
Average shareholders' equity to average total assets..........       5.50%      5.14%      5.88%      6.67%      8.60%
Non-performing assets to total assets.........................       3.49%(1)   1.68%      1.04%      2.11%      2.09%
Allowance for loan losses as a percentage of period end loans
  and loans held for sale.....................................       5.42%      2.10%      1.84%      1.94%      1.78%

BALANCE SHEET DATA:


                                                                              AT DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1995       1994       1993       1992       1991
                                                           ---------  ---------  ---------  ---------  ---------
Total assets.............................................  $ 262,512  $ 243,450  $ 243,945  $ 204,800  $ 132,416
Federal funds sold.......................................         --         --      6,000         --      7,300
Loans, net...............................................     99,409     74,146     47,826     54,454     49,877
Investment securities....................................    138,969    156,664    156,166    140,226     70,032
Deposits.................................................    196,132    161,061    192,393    160,715    119,723
Shareholders' equity.....................................     10,353     12,206     13,126     11,949     10,782

- ------------------
(1) Given the limitations of the Servicer's records associated with the Bank's $16.8 million (net of unearned interest) automobile insurance premium finance
(IPF) loans, the Bank was unable to obtain an accurate aging of such loans. In connection with the Bank's determination of the loss exposure on IPF loans (see note 2 to the consolidated financial statements), the Bank determined that delinquent IPF loans approximated $11.7 million and the loss exposure was estimated at $4.5 million. Accordingly, for purpose of the nonperforming assets to total assets ratio, the Bank included the loss exposure amount of $4.5 million related to IPF loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

     Regent recorded a net loss of $3.1 million or $3.41 per share for the year ended December 31, 1995 compared to net income of $503,000 or $.22 per share for the year ended December 31, 1994. The loss in 1995 was primarily the result of an increase in the provision for loan losses of $4.0 million that was attributable to delinquent automobile insurance premium finance ('IPF') loans to individuals. In addition, other expenses were $3.0 million higher in 1995 than in 1994. An improvement in net interest income of $2.8 million partially offset the increase in the provision for loan losses and in other expenses. The increases in other expenses and net interest income were primarily attributable to the IPF loan program.

     At December 31, 1995 and 1994, a substantial portion of the Bank's consumer loans, $16.8 million and $3.3 million (net of $930,000 and $214,700 of unearned interest, respectively), consisted of IPF loans. The loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans are serviced for the Bank by an independently owned and operated servicing company (the 'Servicer') under a Processing, Servicing, Marketing and Consulting Agreement (the 'Agreement'). The Agreement provides, among other things, that the Servicer is to solicit IPF loans, maintain compliance with applicable laws and regulations and process and service the IPF loans including the collection of repayments from borrowers and of unearned premium balances from insurers on canceled insurance policies. Under the Agreement, the Bank receives all collections and pays the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Agreement, from the IPF loan portfolio. For the years ended December 31, 1995 and 1994, the Bank recorded interest and fee income from the IPF loan portfolio of $3.6 million and $163,000, respectively, and paid the servicer fees of $1.3 million and $62,000, respectively.

     During the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which caused management of the Bank to believe that the Servicer may have reported interest and fee income from IPF loans in default and may not have cancelled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995, which amount is material to the consolidated financial statements.

     In order to assess the risk of loss on the IPF loan balance at December 31, 1995 and the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and the first quarter of 1996. These delinquent IPF loans totaled approximately $11.7 million (net of unearned interest) as of December 31, 1995.

     The Bank has applied all cash receipts from IPF borrowers and related insurers during the period January 1, 1996 to May 23, 1996, to the principal balances of such delinquent loans, thereby reducing the Bank's possible loss exposure on the December 31, 1995 IPF loan balance to approximately $4.5 million, which was recorded as part of the Bank's provision for loan losses for the year ended December 31, 1995. The Bank believes that this loss exposure will be substantially reduced by additional cash receipts to be collected from the borrowers and insurance companies during 1996.

     The Servicer has agreed that a portion of the losses incurred by the Bank on the IPF loan balance at December 31, 1995 will be borne by the Servicer. Accordingly in 1996, the Servicer has executed a promissory note payable to the Bank in the amount of $1.8 million, secured by commercial real estate, receivables, and personal assets and guarantees of the principals of the Servicer.

     In determining the $4.5 million charge to earnings and the resulting specific allocation to the allowance for loan loss reserve, no credit has been taken for any future collection of the $4.5 million of return premiums due from insurance companies and other credit sources. This conservative approach has been taken even though approximately $8 million has been collected from January 1, 1996 to May

23, 1996 of the total gross receivables in the approximate amount of $17.8 million outstanding as of December 31, 1995 and notwithstanding the $1.8 million note from the Servicer or the personal guarantees of its principals. Collections and credits continue on a daily basis as a result of increased collections efforts.

     Although it is possible that a change in estimated losses on the IPF portfolio will occur and that the Bank's actual losses on the IPF portfolio at December 31, 1995 may differ from the estimated loss exposure of $4.5 million, management believes that the likelihood of a loss by the Bank on the IPF loan portfolio in excess of the estimated loss is remote and that collection efforts and the $1.8 million note will reduce the amount of actual loss associated with IPF loans.

     Total assets at December 31, 1995 were $262.5 million which were $19.0 million higher than total assets at December 31, 1994 of $243.5 million. The increase was comprised primarily of growth in lending volume as total loans held for the portfolio and loans held for sale at December 31, 1995 were above December 31, 1994 total loans held for the portfolio and loans held for sale by $38.5 million. The rise in loans was attributable to higher commercial activity and IPF loans. A continuing emphasis has been placed on loan growth by reinvesting the cash flow from the mortgage-backed securities portfolio into the commercial and installment programs. The mortgage-backed securities portfolio decreased by $18.7 million from December 31, 1994 to December 31, 1995.

     The principal funding source for asset growth in 1995 was deposit activity, partcularly certificates of deposit. Total deposits at December 31, 1995 were $35.0 million higher than at December 31, 1994 and the increase was comprised of higher certificates of deposit of $75.0 million which offset a decrease in savings balances of $32.7 million. The higher certificates of deposit balances also enabled Regent to reduce its advances from the Federal Home Loan Bank of Pittsburgh ('FHLB') by $19.4 million from year end 1994 to year end 1995.

     Regent recorded net income of $503,000, or $.22 per share, in 1994 compared to the net income of $1.2 million, or $.71 per share, earned in 1993. In 1993, the Bank introduced a new lending program directed to the mortgage banking industry. As an alternative to a warehouse credit line, the Bank participates in the funding of individual residential mortgage loans originated by mortgage bankers. During late 1994, two of the mortgage banking companies involved in this program experienced financial difficulties and subsequently filed for bankruptcy protection. At or about the same time, the Bank learned that irregularities occurred in the origination process at the mortgage banking companies which negatively impacted the underlying real estate collateral of certain loans that had been funded. As a result of these conditions, the Bank recorded charges totaling $1.1 million on a pre-tax basis ($1.08 per common share) in the fourth quarter, which included an additional provision for loan losses of $825,000. Management of the Bank is aggressively pursuing the recovery of a substantial portion of these charges through insurance claims and other courses of action. Such recoveries, if realized, will be recorded in future periods when received. Offsetting the effects of this non-recurring incident was an increase in net interest income of $600,000, which resulted from a higher level of average earning assets. The results of operations and per share information is summarized in the following table:


                                                                          1995           1994           1993
                                                                     --------------  -------------  -------------
Net interest income................................................  $    8,606,622  $   5,791,818  $   5,191,442
Provision for loan losses..........................................       4,905,000        860,000        450,000
Other income.......................................................         103,988        201,883        155,650
Other expenses.....................................................       7,395,707      4,371,776      3,113,483
                                                                     --------------  -------------  -------------
Pre-tax (loss) income..............................................      (3,590,097)       761,925      1,783,609
(Benefit) provision for income taxes...............................        (463,500)       259,100        606,500
                                                                     --------------  -------------  -------------
Net (Loss) Income..................................................  $   (3,126,597) $     502,825  $   1,177,109
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
(Loss) earnings per share:
  Primary..........................................................  $        (3.41) $         .22  $         .71

FINANCIAL CONDITION

CAPITAL ADEQUACY

     Economic conditions and the regulatory environment have placed an increasing emphasis on the capital strength of financial institutions. Capital strength is a primary determinant in a financial institution's ability to grow, make acquisitions and protect against any unforeseen loss or adverse economic condition. An evaluation of capital strength assesses how an institution's inherent risks impact its ongoing financial net worth and focuses particularly on asset quality, interest rate sensitivity, earnings and liquidity.

     Total shareholders' equity at December 31, 1995 was $10.4 million or $1.8 million lower than shareholders' equity of $12.2 million at December 31, 1994. The decline was a result of the net loss of $3.1 million and a decrease in the net unrealized loss on securities available for sale of $1.3 million. No cash dividends were paid in 1995 or 1994 as it is management's intention to retain its earnings for the foreseeable future in order to maintain its capital strength and allow for growth.

     Capital adequacy standards adopted by federal banking regulators make capital more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Various levels of risk are assigned to different categories of assets and off-balance sheet activities.

     These standards define capital as Tier I and Tier II capital. All banks are required to have Tier I capital of at least 4% of risk-weighted assets and total capital of at least 8% of risk-weighted assets. Tier I (Core) capital consists of common shareholders' equity, non-cumulative preferred stock, and retained earnings and excludes the effects of unrealized gains or losses on securities available for sale. Tier II or total capital includes Tier I capital, cumulative preferred stock, qualifying subordinated debt, and the allowance for possible loan losses of up to a maximum of 1.25% of total risk-weighted assets. The following table presents the components of Regent's assets and Tier I and II capital ratios at December 31, 1995 and 1994:


                                                                        1995              1994
                                                                  ----------------  ----------------
Tier I: Capital.................................................  $     10,501,971  $     13,628,567
Tier II:  Allowance for possible loan losses...................          1,876,606         1,387,754
          Qualifying subordinated debt..........................         1,100,000         1,650,000
                                                                  ----------------  ----------------
     Total Tier II capital......................................  $     13,478,577  $     16,666,321
                                                                  ----------------  ----------------
                                                                  ----------------  ----------------
Total Risk Adjusted Assets......................................  $    150,128,495  $    111,020,356
                                                                  ----------------  ----------------
                                                                  ----------------  ----------------
Tier I Ratio....................................................              7.00%            12.28%
Tier II Ratio...................................................              8.98%            15.01%

     In addition to the risk-based requirements, regulations have been adopted that establish a minimum leverage capital ratio of 3% of Tier I capital to total assets. The 3% level applies to only those banks that are given the highest composite rating under the regulators rating system while all other banks are expected to have 3% plus an additional cushion of at least 100 to 200 basis points. At December 31, 1995 and 1994, Regent's leverage ratio was 4.0% and 5.6%, respectively. Additionally, the Bank's Tier I leverage capital ratio approximated 4.94% at December 31, 1995 and 5.07% at April 30, 1996 which is below the 6.5% discretionary ratio established by the OCC for the Bank. See Note 2 to the consolidated financial statements.

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

  Liquidity

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

     The liquidity position is also strengthened by the establishment of credit facilities with other banks and the FHLB. Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities up to 20 years at costs that would be less expensive than through the Bank's deposit generation process.

  Investment Portfolio

     The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed portfolio with an amortized cost of $136.4 million at December 31, 1995, $22.4 million were adjustable rate and $114 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at December 31, 1995 approximated 4.6 years.

  Interest Rate Sensitivity

     Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Interest rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income will be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than liabilities is said to have a positive gap. In this example, as interest rates rise, the greater volume of assets should reprice more rapidly than the liabilities. The net result should be an increase in the net interest margin. Conversely, in a declining rate environment the net interest margin should decline. If the institution has a greater volume of interest sensitive liabilities than assets, it is said to have a negative gap. In this event, increased interest rates would cause the greater volume of liabilities to reprice more rapidly than assets. The net result should be a decline in the net interest margin. Conversely, in a declining rate environment the net interest margin should increase. In addition to the GAP analysis, computer simulations are used to evaluate the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulation model is a more effective tool than a GAP analysis since the simulation analysis can more accurately reflect the impact of rising and declining rates on each type of interest earning asset and interest bearing liability. The simulation is particularly more beneficial as it can better evaluate the effects of prepayment speeds on the Bank's portfolio of mortgage-backed securities and what impact that would have on the Bank's liquidity and profitability. Using the result of the simulation analysis, the Bank strives to control its interest rate risk exposure so that net interest income does not fluctuate by more than 5% assuming that interest rates increase or decrease by 200 basis points.

     The blending of fixed and floating rate loans and investments to match the repricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income. An effective tool used by the Bank in this process has been the availability and flexibility of the various FHLB advance programs, which enable the Bank to lock-in spreads when appropriate and provide an effective method of matching fixed rate assets with a fixed rate funding source.

     The Bank's objective is to structure its balance sheet, as outlined in the following Interest Sensitivity table, to minimize any significant fluctuation in net interest income. The distribution in the table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds. Deposit liabilities are distributed according to repricing opportunities for NOW and money market accounts, maturities for certificates of deposit and savings deposits reflect the earliest period in which balances can be withdrawn. As the table shows, the Bank has a cumulative negative gap for all time periods. This indicates that future liquidity, interest rate margins and operating results should be positively impacted in a falling rate environment and negatively impacted in a rising rate environment.


                                                  0 TO 3     4 TO 12    1 TO 3     3 TO 5     AFTER 5
                                                  MONTHS     MONTHS      YEARS      YEARS      YEARS      TOTAL
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage-backed securities.....................  $  14,715  $     276  $  10,510  $  61,337  $  49,529  $ 136,367
Other securities...............................      2,432         --         --         --        396      2,828
Mortgage loans held for sale...................      2,942      9,932         --         --         --     12,874
Loans..........................................     50,950     23,343      6,270      9,811     16,729    107,103
                                                 ---------  ---------  ---------  ---------  ---------  ---------
    Total Earning Assets.......................  $  71,039  $  33,551  $  16,780  $  71,148  $  66,654  $ 259,172
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------
NOW and money market...........................  $   7,624  $      --  $      --  $      --  $      --  $   7,624
Savings........................................     50,603         --         --         --         --     50,603
Certificates of Deposit........................     33,823     42,215     23,954     25,241         52    125,285
FHLB advances..................................     33,444         --         --      5,000      5,211     43,655
Subordinated debt..............................         --         --      2,750         --         --      2,750
Net non-interest bearing sources of funds......         --         --         --         --     29,255     29,255
                                                 ---------  ---------  ---------  ---------  ---------  ---------
    Total Sources of Funds.....................  $ 125,494  $  42,215  $  26,704  $  30,241  $  34,518  $ 259,172
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Period Gap.....................................  $ (54,455) $  (8,664) $  (9,924) $  40,907  $  32,136
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Cumulative Gap.................................  $ (54,455) $ (63,119) $ (73,043) $ (32,136) $      --
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Cumulative Gap as % of total assets............     (20.5%)    (23.7%)    (27.5%)    (12.1%)        --%
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------

  Investment Portfolio

     The investment portfolio of Regent includes investments classified as held-to-maturity and available-for-sale and consists of mortgage-backed securities and non-marketable equity securities. The mortgage-backed securities portfolio is comprised principally of securities issued by U.S. Government agencies and corporations, which represented 86% of the total mortgage-backed portfolio. The remaining 14% consisted of collateralized mortgage obligations of private issuers. The table below summarizes by major category the amortized cost of the mortgage-backed securities available-for-sale and the carrying values of mortgage-backed securities held-to-maturity at December 31, 1995, 1994 and 1993. Prior to the adoption of SFAS 115 for 1994, the Bank was not required to segregate its investment portfolio between securities available-for-sale and securities held-to-maturity.

                                           1995                             1994                      1993
                              ------------------------------  --------------------------------  -----------------
                                AVAILABLE          HELD         AVAILABLE           HELD
                                 FOR SALE      TO MATURITY       FOR SALE       TO MATURITY
                              --------------  --------------  --------------  ----------------

GNMA........................  $           --  $   12,746,299  $           --  $     13,804,916  $        130,375
FHLMC.......................      16,944,354      37,518,427      12,686,878        50,078,849        77,343,996
FNMA........................      28,178,651      22,484,087      19,523,444        37,215,590        49,120,901
Collateralized mortgage
  obligations...............              --      18,495,335       1,408,502        20,383,071        27,178,202
                              --------------  --------------  --------------  ----------------  ----------------
                              $   45,123,005  $   91,244,148  $   33,618,824  $    121,482,426  $    153,773,474
                              --------------  --------------  --------------  ----------------  ----------------
                              --------------  --------------  --------------  ----------------  ----------------

     The following table details the range of maturities of mortgage-backed securities held to maturity as of December 31, 1995 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                                     WITHIN 1     AFTER 1 BUT      AFTER 5 BUT
                                                       YEAR      WITHIN 5 YEARS  WITHIN 10 YEARS      TOTAL
                                                    -----------  --------------  ---------------  --------------
U.S. agencies and corporations....................  $   229,707  $   37,634,736   $  34,884,371   $   72,748,814
Collateralized mortgage obligations...............       45,428      17,769,951         679,955       18,495,334
                                                    -----------  --------------  --------------   --------------
                                                    $   275,135  $   55,404,687   $  35,564,326   $   91,244,148
                                                    -----------  --------------  --------------   --------------
                                                    -----------  --------------  --------------   --------------
Weighted average yield............................        6.75%           6.68%           6.94%

     The following table details the range of maturities of mortgage-backed securities available for sale as of December 31, 1995 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:

                                                     WITHIN 1     AFTER 1 BUT      AFTER 5 BUT
                                                       YEAR      WITHIN 5 YEARS  WITHIN 10 YEARS      TOTAL
                                                    -----------  --------------  ---------------  --------------
U.S. agencies and corporations....................  $   317,793  $   20,558,437   $  24,246,775   $   45,123,005
                                                    -----------  --------------  ---------------  --------------
                                                    -----------  --------------  ---------------  --------------
Weighted average yield............................        6.75%           6.53%           6.82%

     The following table sets forth those collateralized mortgage obligations which have a carrying value that exceeded 10% of Regent's shareholders' equity at December 31, 1995. These securities have an investment rating of AA or better.

                                                                                     CARRYING VALUE  MARKET VALUE
                                                                                     --------------  -------------
Bear Stearns Mortgage Securities Inc.
     Series 1993-2 Class 7.........................................................   $  2,625,595   $   2,491,850
Bear Stearns Mortgage Securities Inc.
     Series 1993-2 Class 5.........................................................      2,146,879       2,025,053
Bear Stearns Mortgage Securities Inc.
     Series 1993-2 Class 6.........................................................      1,720,637       1,646,035
Bear Stearns Mortgage Securities Inc.
     Series 1993-12 Class 1B.......................................................      1,993,774       1,950,000
Bear Stearns Mortgage Securities Inc.
     Series 1992-04................................................................      2,238,853       2,213,211
Capstead Securities Corp.
     Series 1992-C-3...............................................................      1,664,039       1,618,007
Resolution Trust Corporation
     Series 1991-M6................................................................      1,513,434       1,493,109
Saxon Mortgage Security Corp.
     Series 1993-04 Class 1A.......................................................      2,531,607       2,468,105

     Regent also makes investments in securities other than mortgage-backed instruments and these are classified in the consolidated balance sheet as investment securities. There are no investment securities at December 31, 1995. The following table summarizes the carrying values of investment securities at December 31, 1994 and 1993, which approximates the fair market values of such instruments as of such respective dates:


                                                                       1994          1993
                                                                    -----------  -------------
U.S. Treasury bills                                                 $   124,672  $      99,860
Non-marketable equity securities:
  Federal Reserve Bank............................................           --        300,000
  FHLB............................................................           --      1,972,200
Other.............................................................           --         20,275
                                                                    -----------  -------------
                                                                    $   124,672  $   2,392,335
                                                                    -----------  -------------
                                                                    -----------  -------------

     At December 31, 1995 and 1994, non-marketable equity securities of $2,827,370 and $3,593,864, respectively, have been classified as available-for-sale and carried at their fair market value, which approximates their cost.

     Gross unrealized gains and losses on mortgage-backed securities held to maturity at December 31, 1995 were $270,103 and $1,618,747, respectively and gross unrealized gains and losses on mortgage-backed securities available for sale at December 31, 1995 were $279,724 and $504,838 respectively. There were no sales of mortgage-backed securities during 1995 or 1994. Unrealized losses on the securities generally are the result of lower than market interest rates on the underlying mortgages contained in the securities.

     At December 31, 1995, the contractual maturity of substantially all of the Bank's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

LENDING

     Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $120.0 million at December 31, 1995 compared to $81.5 million at December 31, 1994 and $71.6 million at December 31, 1993. The increases of 47% and 14% in outstanding year end 1995 and 1994 loan balances, respectively, resulted primarily from higher commercial and industrial and commercial real estate balances, and IPF loans.

     The mix of the loans held for the portfolio has shifted and the portfolio became more diversified in 1995. Commercial and industrial and real estate loans comprised 46% and 37%, respectively, of the total loans held for the portfolio at December 31, 1995 compared to commercial and industrial amounting to 36% and real estate loans 58% of total loans held for the portfolio at year end 1994. This shift reflects primarily the expansion of the commercial and industrial segments, the growth of the insurance premium finance balances, and a reduction in the residential mortgage portfolio. The residential mortgage portfolio decreased as a result of transferring approximately $9.9 million to mortgage loans held for sale. The mortgages transferred represented those mortgages which had been originated through the mortgage participation program and had been retained in the portfolio at the end of 1994 as a result of the bankruptcy of the two mortgage banking companies. The underlying collateral for real estate loans is primarily located in the Bank's market area and a significant portion is secured by residential property. The following table details the types of loans outstanding at December 31 for each of the past five years:


                                                1995           1994          1993          1992          1991
                                            -------------  ------------  ------------  ------------  ------------
Commercial & industrial...................  $  49,006,081  $ 27,406,523  $ 23,293,946  $ 26,418,088  $ 26,227,429
Real estate:
  Construction............................      4,430,425     1,455,110     2,218,795     2,634,900     5,181,425
  Mortgage-residential....................     18,925,609    29,252,959    17,358,843    18,974,537    12,483,927
  Mortgage-commercial.....................     16,168,009    13,550,216     5,700,298     7,001,507     6,651,876
Consumer..................................     18,572,551     4,409,532       357,700       448,204       225,837
                                            -------------  ------------  ------------  ------------  ------------
                                            $ 107,102,675  $ 76,074,340  $ 48,929,582  $ 55,477,236  $ 50,770,494
                                            -------------  ------------  ------------  ------------  ------------
                                            -------------  ------------  ------------  ------------  ------------
Mortgage loans held for sale..............  $  12,873,725  $  5,387,517  $ 22,700,892  $         --  $         --
                                            -------------  ------------  ------------  ------------  ------------
                                            -------------  ------------  ------------  ------------  ------------

     Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less. Consumer loans are collateralized primarily by unearned automobile insurance premiums.

     To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of December 31, 1995:


                                                                 AFTER 1 BUT
                                                WITHIN 1 YEAR   WITHIN 5 YEARS  AFTER 5 YEARS        TOTAL
                                                --------------  --------------  --------------  ----------------
Commercial & industrial.......................  $   25,667,859  $   15,157,255  $    8,180,967  $     49,006,081
Real estate:
  Construction................................       3,866,962         212,383         351,080         4,430,425
  Mortgages-residential.......................       2,788,788       9,467,964       6,668,857        18,925,609
  Mortgages-commercial........................       1,907,052       6,434,932       7,826,025        16,168,009
Consumer......................................      18,501,176          71,375              --        18,572,551
                                                --------------  --------------  --------------  ----------------
                                                $   52,731,837  $   31,343,909  $   23,026,929  $    107,102,675
                                                --------------  --------------  --------------  ----------------
                                                --------------  --------------  --------------  ----------------

     The table below provides a breakdown of loans as of December 31, 1995 that have either predetermined interest rates or floating rates:


                                                                 AFTER 1 BUT
                                                WITHIN 1 YEAR   WITHIN 5 YEARS  AFTER 5 YEARS        TOTAL
                                                --------------  --------------  --------------  ----------------
Predetermined interest rates..................  $   25,322,054  $   15,438,598  $   15,752,662  $     56,513,314
Floating rate.................................      27,409,783      15,905,311       7,274,267        50,589,361
                                                --------------  --------------  --------------  ----------------
                                                $   52,731,837  $   31,343,909  $   23,026,929  $    107,102,675
                                                --------------  --------------  --------------  ----------------
                                                --------------  --------------  --------------  ----------------

RISK ELEMENTS

     Risk elements unique to each particular loan category are as follows:

Commercial and Industrial

     Risk factors inherent in commercial and industrial loans include economic risk which may affect borrower's ability to sustain and grow a business; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace business cash flow; and legal risk in properly documenting and perfecting collateralization. The Bank monitors such loans annually with updated financial analysis.

Construction loans

     Risk factors inherent in construction loans include economic risk which may affect end purchase or use of the collateral; engineering risk which may prevent completion of construction or result in added expense in build-out; environmental risk in earth and water table movement; management risk in correctly and completely monitoring construction and loan advances; and legal risk in properly documenting each advance and ensuring collateralization. The Bank monitors such loans to review all advances and monitor all projects.

Residential mortgages

     Risk factors inherent in residential mortgage lending include economic risk which may affect a borrower's ability to maintain a job and financial stability; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace personal cash flow; indeterminate risk in that personal factors -- divorce, illness -- may affect credit stability; environmental risk in that collateral may be damaged or destroyed by natural causes; and legal risk in properly documenting and perfecting collateralization. The Bank evaluates, among other things, collateral, financial stability, credit stability, cash flow and interest rate risk, and monitors such loans for indications of financial decline or collateral devaluation.

Commercial mortgages

     Risk factors inherent in commercial mortgage lending include economic risk which may affect lessees' ability to pay rent, or borrower's ability to cash-flow vacancies; collateral risk in that an economic downturn may result in collateral depreciation; environmental risk in that collateral may be damaged or destroyed by natural causes; interest rate risk in that rate changes may outpace property cash flow; and legal risk in properly documenting and perfecting collateralization. Loans are underwritten to match lease terms, and large tenants are subject to credit review. The Bank monitors such loans quarterly or annually with updated inspections, lease analysis and financial analysis.

Consumer loans

     Consumer loans consist primarily of loans to individuals to finance automobile insurance premiums on the insurance policies. IPF loans have repayment terms of nine months and are secured by the insurance policy's unearned premiums. Risk factors include economic risk which may affect the borrower's ability to maintain a job and financial stability; the financial strength and stability of the insurance company underwriting the insurance and insurance agents that originate the loans; the effectiveness of the internal control structure to cancel the insurance on delinquent accounts in a timely and effective manner; collection efforts in obtaining the cancelled policy's unearned premiums from the insurance company; and legal risk in properly documenting and perfecting the collateral.

     The level of non-performing assets, consisting of non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, amounted to $9.2 million or 3.49%, of total assets at December 31, 1995 compared to $4.1 million or 1.68% of total assets at December 31, 1994. The increase in non-performing assets in 1995 was attributable to higher amounts of loans past due 90 days or more as the level of non-accruing loans at year end 1995 of $3.6 million was comparable to non-accruing loan balances at December 31, 1994. The rise in 90 day or more delinquent loans was primarily related to past due IPF loans. Given the limitation of the Servicer's records associated with IPF loans, the Bank was unable to obtain an accurate aging of such loans. In connection with the Bank's determination of the loss exposure on IPF loans (see note 2 to the consolidated financial statements), the Bank determined that delinquent IPF loans approximated $11.7 million and the loss exposure was estimated at $4.5 million. Accordingly, for purposes of determining the amount of non-performing IPF loans, the Bank included the loss exposure amount of $4.5 million in accruing loans 90 days or more past due. Although the allowance for loan losses includes a specific reserve of $4.5 million for these delinquent IPF loans, management believes that concerted efforts recently initiated to collect unearned premiums on the cancelled policies from the insurance companies and the secured promissory note of $1.8 million obtained from the Servicer of the IPF loans to protect the Bank from loss on the IPF loans will substantially reduce the amount of actual loss associated with the IPF loans. The following table details the non-performing assets at December 31, 1991 through 1995:


                                                   1995         1994         1993         1992         1991
                                                -----------  -----------  -----------  -----------  -----------
Non-accrual loans.............................  $ 3,567,737  $ 3,685,804  $ 2,123,202  $ 3,055,220  $ 1,296,505
Accruing loans 90 days or more past due.......    5,594,005      393,681      420,237      314,759      489,291
Restructured loans............................           --           --           --           --           --
                                                -----------  -----------  -----------  -----------  -----------
Total non-performing loans....................    9,161,742    4,079,485    2,543,439    3,369,979    1,785,796
Other real estate owned.......................           --           --           --      953,304      988,000
                                                -----------  -----------  -----------  -----------  -----------
Total non-performing assets...................  $ 9,161,742  $ 4,079,485  $ 2,543,439  $ 4,323,283  $ 2,773,796
                                                -----------  -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------  -----------
Non-performing loans to period end loans and
  loans held for sale.........................         7.64%        5.01%        3.55%        6.07%        3.52%
Non-performing assets to total assets.........         3.49%        1.68%        1.04%        2.11%        2.09%
Non-performing assets to loans, loans held for
  sale and other real estate
  owned.......................................         7.64%        5.01%        3.55%        7.66%        5.36%

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest and principal is doubtful. The non-accrual loans at December 31, 1995, 1994 and 1993 are primarily secured by various types of real estate. The table below shows the effect on interest income of placing loans on non-accrual status for each of the three years ended December 31, 1995.


                                                          1995         1994         1993
                                                       -----------  -----------  -----------
Interest income not recognized due
  to non-accrual status..............................  $   354,972  $   211,032  $   198,500
Interest income included in operating income
  attributable to non-accrual loans..................  $    79,200  $    36,800  $    79,900

     Other real estate owned consists of property acquired by foreclosure or deed in lieu of foreclosure. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell.

     Other problem loans not considered above include loans considered impaired by Statement of Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan' ('SFAS No. 114'), as amended by Statement of Financial Accounting Standards No. 118, 'Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures' ('SFAS No. 118').

     Under the new standard, the allowance for credit losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118, is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral for certain collateral dependent loans. Commercial, industrial, and mortgage loans are evaluated on an individual basis. Consumer loans are comprised primarily of IPF loans. (See Note 2 to the Consolidated Financial Statements.) Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

     Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes, non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; significant change in ownership or loss of guarantors to the detriment of credit quality.

     Loans aggregated for evaluation under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As noted above, as of December 31, 1995, there are no restructured loans.

     At December 31, 1995, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $19.4 million, (of which $3.6 million were non-accrual loans and $11.7 million were delinquent IPF loans). The related allowance for credit losses for these impaired loans is $5.8 million. For approximately $12.2 million of impaired loans, the reserve evaluation was based on the expected future cash flows and the remaining $7.2 million was based on the fair value of the collateral.

     As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity from 1991 through 1995 in the allowance for loan losses:

                                                    1995         1994         1993         1992        1991
                                                 -----------  -----------  -----------  -----------  ---------
Balance, beginning of year.....................  $ 1,713,372  $ 1,321,225  $ 1,077,635  $   905,139  $ 575,000
Charge-offs
  Commercial & industrial......................        1,040      138,158       54,377      352,727     60,535
  Real estate -- construction..................           --       22,492           --           --    100,000
  Real estate -- commercial....................           --           --      190,000           --     40,000
  Real estate -- residential...................      127,679      355,493           --           --         --
  Installment..................................           --       36,000           --           --         --
                                                 -----------  -----------  -----------  -----------  ---------
Total charge-offs..............................      128,719      552,143      244,377      352,727    200,535
                                                 -----------  -----------  -----------  -----------  ---------
Recoveries:
  Commercial & Industrial......................        1,209       84,290        3,641          223         --
  Real estate -- commercial....................           --           --       34,326           --      5,674
  Real estate -- residential...................        2,020           --           --           --         --
  Installment..................................        8,000           --           --           --         --
                                                 -----------  -----------  -----------  -----------  ---------
    Total recoveries...........................       11,229       84,290       37,967          223      5,674
                                                 -----------  -----------  -----------  -----------  ---------
Net charge-offs................................      117,490      467,853      206,410      352,504    194,861
                                                 -----------  -----------  -----------  -----------  ---------
Provision charged to
  operations...................................    4,905,000      860,000      450,000      525,000    525,000
                                                 -----------  -----------  -----------  -----------  ---------
Balance, end of year...........................  $ 6,500,882  $ 1,713,372  $ 1,321,225  $ 1,077,635  $ 905,139
                                                 -----------  -----------  -----------  -----------  ---------
                                                 -----------  -----------  -----------  -----------  ---------
Net charge-offs as a % of average loans and
  loans held for sale..........................          .13%         .60%         .37%         .62%       .41%
Allowance for loan losses as a % of year-end
  loans and loans held for sale................         5.42%        2.10%        1.84%        1.94%      1.78%

     The allowance for loan losses increased to $6.5 million at December 31, 1995 from $1.7 million at December 31, 1994. The increase in the allowance resulted primarily from the additional provision associated with IPF loans. Additions to the allowance for loan losses in the years ended December 31, 1991 through December 31, 1995 were based upon, among other things, the amount of net charge-offs, loan growth, and the level of non-performing loans during each period.

     Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management believes the Bank's concerted efforts to collect unearned premiums on the delinquent IPF loans from insurance companies and the secured promissory note of $1.8 million obtained from the Servicer of the IPF loans to secure the Bank against loss on the IPF loans will substantially reduce the amount of actual loss that the Bank will ultimately recognize. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of underlying collateral. Prior to 1995, management generally did not allocate the loan loss reserve across the various loan categories. In 1995, in connection with the adoption of SFAS 114 and 118, management began formally allocating the reserve to specific loan categories. The following table sets forth the allocation of the Bank's allowance for loan losses for each of the five years ended December 31, 1995.

                               1995                      1994                      1993                      1992
                     ------------------------  ------------------------  ------------------------  ------------------------
                                    % OF                      % OF                      % OF                      % OF
                                  LOANS TO                  LOANS TO                  LOANS TO                  LOANS TO
                      AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                     ---------  -------------  ---------  -------------  ---------  -------------  ---------  -------------
Commercial &
 Industrial........  $ 812,800         46%   $      --          36%     $      --          48%   $      --           48%
Real estate:
 Construction......     98,900          4%          --           2%            --           5%          --            5%
 Mortgages --
   residential.....    417,900         18%     750,000          38%            --          35%          --           34%
 Mortgages --
   commercial......         --         15%          --          18%            --          12%          --           13%
Consumer...........  4,500,000         17%          --           6%            --          --%          --           --%
Unallocated........    671,282        N/A      963,372         N/A      1,321,225         N/A    1,077,635          N/A
                    ----------        ---   ----------         ---     ----------         ---   ----------          ---

                    $6,500,882        100%  $1,713,372         100%    $1,321,225         100%  $1,077,635          100%
                    ----------        ---   ----------         ---     ----------         ---   ----------          ---
                    ----------        ---   ----------         ---     ----------         ---   ----------          ---



                               1991
                      ----------------------
                                    % OF
                                  LOANS TO
                      AMOUNT     TOTAL LOANS
                     ---------  -------------
Commercial &
 Industrial........  $      --         52%
Real estate:
 Construction......         --         10%
 Mortgages --
   residential.....    100,000         25%
 Mortgages --
   commercial......         --         13%
Consumer...........         --         --%
Unallocated........    805,139        N/A
                     ---------        ---
                     $ 905,139        100%
                     =========        ===


     It is not expected that the level of net charge-offs for real estate and commercial and industrial loans during the next full year will vary significantly from historical levels. The amount of net charge-offs associated with consumer loans will be dependent upon the success of collection efforts in reducing the delinquent IPF loans.

  Deposits

     Total deposits at December 31, 1995 aggregated $196.1 million, which was $35.0 million higher than the December 31, 1994 balance of $161.1 million. This increase was attributable to higher certificate of deposit balances of $75.0 million which offset the decline in statement savings balances of $32.7 million. As illustrated in the table below, the mix of deposits at December 31, 1995 has shifted to a greater reliance on certificates of deposit as a funding source.


                                                      % OF                           % OF                           % OF
                                       1995           TOTAL           1994           TOTAL           1993           TOTAL
                                 ----------------  -----------  ----------------  -----------  ----------------  -----------
Demand.........................  $     12,621,000           6%  $     13,641,796           8%  $     13,801,979           7%
NOW............................         3,959,987           2%         4,201,594           3%         2,833,806           1%
Savings........................        50,602,549          26%        83,335,372          52%       101,700,163          53%
Money Market...................         3,663,527           2%         9,594,864           6%         6,760,740           4%
Certificates of
  Deposit......................       125,284,579          64%        50,287,846          31%        67,296,178          35%
                                 ----------------       -----   ----------------       -----   ----------------       -----
                                 $    196,131,642         100%  $    161,061,472         100%  $    192,392,866         100%
                                 ----------------       -----   ----------------       -----   ----------------       -----
                                 ----------------       -----   ----------------       -----   ----------------       -----

     Certificates of deposit of $100 thousand or more at December 31, 1995 of $12.4 million had the following maturities:


Three months or less...........................................      $4,630,000
Three months through six months................................       2,108,000
Six months through twelve months...............................       1,669,000
Over twelve months.............................................       4,030,000
                                                                 --------------
                                                                    $12,437,000
                                                                 --------------
                                                                 --------------

  Short-Term Borrowings

     Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs, and as a tool in the Bank's asset/liability management process. During 1995, 1994 and 1993, the Bank utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings under these facilities are secured by the Bank's mortgage-backed securities. The following table summarizes the Bank's short-term borrowing activity for 1995, 1994 and 1993:


                                                             AVERAGE
                                                              AMOUNT         MAXIMUM
                                                           OUTSTANDING     OUTSTANDING     INTEREST     INTEREST
                                           OUTSTANDING        DURING          AT ANY        RATE AT     RATE FOR
                                             AT 12/31        THE YEAR       MONTH-END        12/31      THE YEAR
                                          --------------  --------------  --------------  -----------  -----------
1995:  FHLB borrowings..................  $   33,443,822  $   44,522,088  $   66,155,178        6.02%        6.23%
        Federal funds purchased.........              --         235,342              --          --         5.69%
                                          --------------  --------------
                                          $   33,443,822  $   44,757,430                        6.02%        6.23%
                                          --------------  --------------
                                          --------------  --------------
1994:  FHLB borrowings..................  $   63,037,382  $   38,050,845  $   63,037,382        6.32%        4.90%
        Federal funds purchased.........              --         360,602       1,000,000          --         4.52%
                                          --------------  --------------
                                          $   63,037,382  $   38,411,447                        6.32%        4.90%
                                          --------------  --------------
                                          --------------  --------------
1993:  FHLB borrowings..................  $   23,704,821  $   20,466,112  $   27,500,000        3.46%        3.36%
        Federal funds purchased.........              --         138,630       2,800,000          --         3.17%
                                          --------------  --------------
                                          $   23,704,821  $   20,604,742                        3.46%        3.35%
                                          --------------  --------------
                                          --------------  --------------

RESULTS OF OPERATIONS

     A net loss of $3.1 million or $3.41 per share was recorded in 1995 compared to net income of $503 thousand or $.22 per share for 1994. The loss in 1995 resulted from a higher provision for loan losses of $4.0 million, due principally to delinquent IPF loans, and an increase in other expenses of $3.0 million which more than offset an increase in net interest income of $2.8 million. The Bank anticipates that it will recover a substantial majority of the IPF loans for which the specific loan loss provision of $4.5 million was made in 1995.

     Net income for 1994 amounted to $503 thousand or $.22 per share compared to $1.2 million or $.71 per share in 1993. The decrease in 1994 profitability resulted from a higher provision for loan losses of $410 thousand and higher other expenses of $1.3 million, but benefited from an increase in net interest income of $600 thousand.

  Net Interest Income

     A key component of Regent's profitability is net interest income which represents the difference between interest earned on loans, securities and other interest earning assets and the interest paid on deposits, borrowings and debt instruments. Net interest income is coordinated with the asset/liability management process and emphasizes maintaining acceptable levels of liquidity, interest rate risk, and capital.

     Net interest income for the year ended December 31, 1995 totaled $8.6 million which was $2.8 million higher than net interest income for the comparable 1994 period of $5.8 million. The 49% increase was attributable to an improved net interest margin which offset a decline in the amount of average interest earnings assets from $244.9 million in 1994 to $241.5 million in 1995. The net interest margin rose to 3.56% in 1995 from 2.37% in 1994 and benefited from the yields on earning assets rising faster than the cost of interest bearing liabilities. The yields on earnings assets of 8.76% in 1995 compared to 7.01% in 1994 were higher primarily as a result of the significant yield on the Bank's IPF loan portfolio which exceeds the yield on the Bank's other lending activity. The average IPF loan balance in 1995 was $10.5 million compared to $500 thousand in 1994. However, management believes that the yields on IPF loans are higher, due in part, to the reporting by the Servicer of interest and fees on defaulted IPF loans. This income on defaulted loans is not readily determinable but is included in the IPF loan balance and, therefore, has been considered in the provision for loan losses. The yields on earning assets in 1995 also benefitted from lower amortization of securities portfolio premiums, the higher prime lending rate that prevailed in 1995, and the reinvestment of the cash flow from the mortgage-backed securities portfolio into higher yielding lending activity. As a result of this reinvestment, a greater percentage of interest income was derived from higher yielding lending activity in 1995 versus 1994. For the year ended December 31, 1995, interest and fees on loans represented 53% of total interest income compared to 37% for the same 1994 period while investment income decreased from 63% in 1994 to 47% in 1995.

     The cost of interest bearing liabilities increased to 5.80% in 1995 from 5.09% in 1994 and reflected a shift in funding sources from savings balances to higher costing certificates of deposit. Average certificate of deposit balances represented 47% of 1995's total average interest bearing liabilities with an average rate paid of 6.32% versus a cost of 5.12% in 1994 on balances which comprised 28% of total average interest bearing liabilities. The cost of interest bearing liabilities was also impacted by the higher rates paid on short term FHLB advances which rose to an average rate in 1995 of 6.23% from 4.90% in 1994.

     Net interest income of $5.8 million in 1994 was $600 thousand, or 12%, higher than net interest income in 1993 of $5.2 million. The increase was attributable to higher average balances in the investment securities and lending portfolios, which offset a drop in yield on earning assets. The total investment securities portfolio balance at year end 1994 was comparable to year end 1993 totals but the average 1994 balance was higher. The average balance of $14.1 million was higher because a significant amount of securities were purchased late in 1993 and early in 1994. For the remainder of 1994, the securities decreased as the monthly cash flow from the mortgage-backed securities was reinvested into loans. The lending portfolio increase benefited from the expansion of the commercial loan area and the heavy volume generated by the mortgage participation program. Of the $21.9 million increase in average loan balances, approximately $17.5 million was attributable to the mortgage participation program and $3.5 million to commercial activity. Reflecting the emphasis on increased lending activity, income earned from loans represented 37% of total interest income in 1994 versus 29% in 1993 while investment income decreased from 71% in 1993 to 63% in 1994.

     Although the funding sources changed significantly at year end 1994 reflecting the effects of the Treasury market on retail deposit outflows in the fourth quarter, average balances showed less drastic changes throughout the year. Average savings balances increased by $8.6 million while average balances of FHLB advances were higher by $13.9 million. The increase in average FHLB advances corresponded to the increase in mortgage participations which were required to be funded by FHLB advances.

     The overall cost of funds remained relatively unchanged in 1994 at 5.09% versus 5.11% in 1993. The lower yield on earning assets in 1994, however, reduced the net interest rate spread from 2.13% in 1993 to 1.92% in 1994. The net interest margin, net interest income divided by total average earning assets, displayed a corresponding decrease from 2.49% in 1993 to 2.37% in 1994.

  Provision for Loan Losses

     The Bank recorded a provision for loan losses of $4.9 million in 1995, $860 thousand in 1994, and $450 thousand in 1993. The 1995 provision was increased substantially from the amount provided in 1994 to reflect the high level of delinquent IPF loans. The provision for loan losses in 1994 was higher than 1993 as a result of an increase in non-accrual loans that occurred due to collectibility concerns for certain residential mortgage loans purchased from two mortgage banking companies, as well as a commercial loan extended to one of these companies.

  Other Expenses

     Other expenses for the year ended December 31, 1995 totaled $7.4 million compared to $4.4 million for the twelve months ended December 31, 1994. The increase in other expenses in 1995 of 3.0 million compared to 1994 was attributable to higher salaries and employee benefits of $237 thousand resulting from higher staffing levels and benefit costs and from salary increases, professional fees and settlement costs of $443 thousand incurred in resolving legal matters relating to the assignment of residential mortgages to the Bank, expenses of $266 thousand incurred for professional services in connection with the proposed merger, audit expenses of $329 thousand, a substantial portion of which related to the delinquent IPF loans, and an increase of $2.0 million in costs for the expansion and servicing of the insurance premium finance program. The increase in other expenses was partially offset by lower premiums and a refund of premiums previously paid to the FDIC totaling $205 thousand.

     Total other expenses for 1994 were $4.4 million, or 40%, over 1993's total of $3.1 million. The primary factors that increased other expenses were personnel expenses, professional fees, FDIC premiums, state and local taxes, depreciation, advertising, costs incurred in the start-up and processing of a new installment lending program, the write-down of the carrying value of an asset received in satisfaction of a borrower's debt and the write-off of an accounts receivable balance from a mortgage banking company. Salaries and related payroll taxes and employee benefits increased by $377 thousand and were attributable to salary increases, additional employees and higher benefit costs. Professional services were higher by $123 thousand due to a rise in legal costs relating to the workout of problem loans and additional audit work performed by independent accountants. FDIC premiums increased by $69 thousand based on the higher level of deposit balances during the year. The carrying value of an asset received in satisfaction of a borrowers debt was reduced by $132 thousand, and the Bank wrote-off the balance of a receivable of $113 thousand from one of the bankrupt mortgage companies. Expenses were incurred in the fourth quarter for the start-up, processing and operational costs associated with a new installment loan program amounting to $168 thousand. An advertising campaign initiated for lending and deposit activity in 1994 increased advertising expenses by $48 thousand. The purchase of additional work stations and an upgrade in computer capabilities increased depreciation expense by $39 thousand, and state and local taxes were higher by $27 thousand.

  Provision for Income Taxes

     Regent recorded an income tax benefit of $463 thousand in 1995 versus income tax expense of $259 thousand in 1994 and $607 thousand in 1993. The effective tax rate for 1995 was 13% compared to 34% in 1994 and 1993. The lower rate in 1995 reflects merger related expenses which were not deductible for federal income tax purposes offset by an increase in the valuation allowance against net deferred tax assets.

CONSOLIDATED AVERAGE BALANCE SHEETS AND RATE/YIELD ANALYSIS

                                            1995                                 1994                            1993
                             -----------------------------------  -----------------------------------  -------------------------
                               AVERAGE      INCOME/      RATE/      AVERAGE      INCOME/      RATE/      AVERAGE       INCOME/
                               BALANCE      EXPENSE      YIELD      BALANCE      EXPENSE      YIELD      BALANCE       EXPENSE
                             ------------  ----------  ---------  ------------  ----------  ---------  ------------  -----------
ASSETS
Interest-earning assets:
  Federal funds sold.......  $         --  $       --         --% $    283,562  $    9,562       3.37% $    195,890  $     6,898
  Investment securities and
    securities available
    for sale...............   148,795,802   9,998,770       6.72%  166,476,790  10,841,050       6.51%  152,419,875   10,713,146
  Loans and loans held for
    sale (1)...............    92,743,726  11,160,803      12.03%   78,103,505   6,313,866       8.08%   56,161,328    4,392,116
                             ------------  ----------             ------------  ----------             ------------  -----------
    Total interest-earning
      assets...............   241,539,528  21,159,573       8.76%  244,863,857  17,164,478       7.01%  208,777,093   15,112,160
                             ------------  ----------  ---------  ------------  ----------  ---------  ------------  -----------
Cash and due from banks....     4,476,867                            4,141,245                            3,971,327
Premises and equipment,
 net.......................       643,403                              687,614                              611,634
Other assets...............     2,806,481                            3,123,073                            3,361,232
Allowance for loan
 losses....................    (1,837,992)                          (1,382,633)                          (1,220,348)
                             ------------                         ------------                         ------------
    Total assets...........  $247,628,287                         $251,433,156                         $215,500,938
                             ------------                         ------------                         ------------
                             ------------                         ------------                         ------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  NOW......................  $  4,055,880     102,106       2.52% $  3,323,519  $   82,609       2.49% $  2,762,220  $    76,117
  Savings..................    53,283,064   2,588,766       4.86%  100,708,463   5,411,613       5.37%   92,098,667    5,038,442
  Money market deposits....     8,462,929     333,515       3.94%    8,657,771     254,607       2.94%    6,347,863      199,892
  Time deposits............   102,779,480   6,493,051       6.32%   63,612,009   3,257,678       5.12%   61,994,112    3,400,630
  Short-term borrowings....    44,757,430   2,788,852       6.23%   38,411,447   1,881,337       4.90%   20,604,742      691,121
  Long-term advances.......       451,601      27,055       5.99%    6,069,041     267,204       4.40%   10,000,000      486,060
  Subordinated debt........     2,750,000     219,606       7.99%    2,712,466     217,612       8.02%      357,356       28,456
                             ------------  ----------             ------------  ----------             ------------  -----------
    Total interest-bearing
      liabilities..........   216,540,384  12,552,951       5.80%  223,494,716  11,372,660       5.09%  194,164,960    9,920,718
                             ------------  ----------  ---------  ------------  ----------  ---------  ------------  -----------
Demand deposits............    10,403,990                           12,657,347                            6,775,803
Other liabilities..........     7,053,151                            2,365,832                            1,896,274
                             ------------                         ------------                         ------------
    Total liabilities......   233,997,525                          238,517,895                          202,837,037
Shareholders' equity.......    13,630,762                           12,915,261                           12,663,901
                             ------------                         ------------                         ------------
  Total liabilities and
    shareholders' equity...  $247,628,287                         $251,433,156                         $215,500,938
                             ------------                         ------------                         ------------
                             ------------                         ------------                         ------------
Net interest income and net
 interest spread...........                $8,606,622       2.96%               $5,791,818       1.92%               $ 5,191,442
                                           ----------  ---------                ----------  ---------                -----------
                                           ----------  ---------                ----------  ---------                -----------
Net interest rate margin...                                 3.56%                                2.37%
                                                       ---------                            ---------
                                                       ---------                            ---------


                               RATE/
                               YIELD
                             ---------
ASSETS
Interest-earning assets:
  Federal funds sold.......       3.52%
  Investment securities and
    securities available
    for sale...............       7.03%
  Loans and loans held for
    sale (1)...............       7.82%

    Total interest-earning
      assets...............       7.24%
                             ---------
Cash and due from banks....
Premises and equipment,
 net.......................
Other assets...............
Allowance for loan
 losses....................

    Total assets...........

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  NOW......................       2.76%
  Savings..................       5.47%
  Money market deposits....       3.15%
  Time deposits............       5.49%
  Short-term borrowings....       3.35%
  Long-term advances.......       4.86%
  Subordinated debt........       7.96%

    Total interest-bearing
      liabilities..........       5.11%
                             ---------
Demand deposits............
Other liabilities..........

    Total liabilities......
Shareholders' equity.......

  Total liabilities and
    shareholders' equity...

Net interest income and net
 interest spread...........       2.13%
                             ---------
                             ---------
Net interest rate margin...       2.49%
                             ---------
                             ---------


- ------------------
(1) For purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Additionally, the yield on IPF loans includes interest income on delinquent loans. See Note 2 to the consolidated financial statements.

VOLUME AND RATE VARIANCE ANALYSIS

       Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. The following table sets forth for the years ended December 31, 1995 compared to December 31, 1994, and December 31, 1994 to December 31, 1993, the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

                                        1995 COMPARED TO 1994                    1994 COMPARED TO 1993
                               ---------------------------------------  ---------------------------------------
                                                         NET INCREASE                             NET INCREASE
                                                          (DECREASE)                               (DECREASE)
                                 VOLUME        RATE           (1)         VOLUME        RATE           (1)
                               -----------  -----------  -------------  -----------  -----------  -------------
Federal funds sold...........  $    (9,562) $        --   $    (9,562)  $     2,943  $      (279)  $     2,664
Investment securities and
  securities available for
  sale.......................   (1,203,896)     361,616      (842,280)      630,188     (502,284)      127,904
Loans and loans held for
  sale (2)...................    2,412,744    2,434,193     4,846,937     1,526,746      395,004     1,921,750
                               -----------  -----------  -------------  -----------  -----------  -------------
Total Interest Income........    1,199,286    2,795,809     3,995,095     2,159,877     (107,559)    2,052,318
                               -----------  -----------  -------------  -----------  -----------  -------------
NOW accounts.................       18,424        1,073        19,497        12,540       (6,048)        6,492
Savings deposits.............   (2,345,476)    (477,371)   (2,822,847)      460,689      (87,518)      373,171
Money market deposits........       (5,592)      84,500        78,908        66,862      (12,147)       54,715
Certificates of deposit......    2,345,517      889,856     3,235,373        92,564     (235,516)     (142,952)
Short-term borrowings........      342,772      564,743       907,515       776,630      413,586     1,190,216
Long-term advances...........     (134,654)    (105,495)     (240,149)     (348,586)     129,730      (218,856)
Subordinated debt............        2,991         (997)        1,994       188,941          215       189,156
                               -----------  -----------  -------------  -----------  -----------  -------------
Total Interest Expense.......      223,982      956,309     1,180,291     1,249,640      202,302     1,451,942
                               -----------  -----------  -------------  -----------  -----------  -------------
Net Interest Income..........  $   975,304  $ 1,839,500   $ 2,814,804   $   910,237  $  (309,861)  $   600,376
                               -----------  -----------  -------------  -----------  -----------  -------------
                               -----------  -----------  -------------  -----------  -----------  -------------

- ------------------
(1) The change in interest due to both rate and volume has been reflected in volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Includes net loan fees of $1,007,637 in 1995 principally associated with IPF loans and $101,888 in 1994 and interest on non-accrual loans to the extent of interest paid of $79,200 and $36,860 in 1995 and 1994, respectively. Non-accruing loans are included in the daily average loan amounts outstanding used to determine the changes in interest income attributable to volume. Also includes interest income on delinquent IPF loans. See Note 2 to the consolidated financial statements.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants dated May 23, 1996.               25

Consolidated Balance Sheets, December 31, 1995 and 1994.                   26

Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993.                                        27

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1995, 1994 and 1993.                                  28

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993.                                        29

Notes to Consolidated Financial Statements.                                30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Regent Bancshares Corp.:

     We have audited the accompanying consolidated balance sheets of Regent Bancshares Corp. (a New Jersey corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the Bank recognized a loss from operations for the year ended December 31, 1995 primarily as a result of a substantial increase in the provision for loan losses associated with its insurance premium finance loan portfolio. As a result, the Bank did not meet the Tier I leveraged capital requirement established by the Office of the Comptroller of the Currency (OCC) for the Bank under the OCC's discretionary authority. Additionally, on a consolidated basis, the parent company's Tier I leveraged capital ratio amounts to 4% which equals the minimum legal requirement. Failure to meet minimum capital requirements can result in the regulators initiating certain actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Such actions are presently uncertain and, accordingly, no adjustments have been made in the accompanying financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Bancshares Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As described in Note 3 of the consolidated financial statements, the Company changed its method of accounting for investments in debt and equity securities.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
May 23, 1996

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
ASSETS
Cash and due from banks.............................................................  $   6,918,680  $   2,802,177
Investment securities available for sale............................................     47,725,261     35,056,688
Investment securities at cost, which approximates market value......................             --        124,672
Mortgage-backed securities held to maturity (market value of $89,895,504 and
  $113,189,677, respectively).......................................................     91,244,148    121,482,427
Mortgage loans held for sale........................................................     12,873,725      5,387,517
Loans, net of unearned interest and loan costs......................................    105,910,034     75,859,639
  Less: Allowance for loan losses (Note 2)..........................................     (6,500,882)    (1,713,372)
                                                                                      -------------  -------------
  Net loans.........................................................................     99,409,152     74,146,267
                                                                                      -------------  -------------
Accrued interest receivable.........................................................      1,739,969      1,951,244
Premises and equipment, net.........................................................        704,487        656,501
Prepaid expenses and other assets (including net deferred taxes of $1,646,200 and
  $1,358,100, respectively).........................................................      1,896,639      1,842,984
                                                                                      -------------  -------------
  Total assets......................................................................  $ 262,512,061  $ 243,450,477
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing..............................................................  $  12,621,000  $  13,641,796
  Interest bearing:
    NOW and money market............................................................      7,623,514     13,796,458
    Savings.........................................................................     50,602,549     83,335,372
    Certificates of deposit.........................................................    125,284,579     50,287,846
                                                                                      -------------  -------------
      Total deposits................................................................    196,131,642    161,061,472
Advances from Federal Home Loan Bank of Pittsburgh..................................     43,655,302     63,037,382
Subordinated debentures.............................................................      2,750,000      2,750,000
Accrued interest payable............................................................      5,310,396      2,240,068
Other liabilities...................................................................      4,311,365      2,155,987
                                                                                      -------------  -------------
Total liabilities...................................................................    252,158,705    231,244,909
                                                                                      -------------  -------------
Commitments and Contingencies (Note 13)
Shareholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized,
    Series A, 484,032 and 515,678 shares issued and outstanding; entitled to
     $4,840,320 in involuntary liquidation..........................................         48,403         51,568
    Series B, 4,270 and 4,650 shares issued and outstanding; entitled to $42,700 in
     involuntary liquidation........................................................            427            465
    Series C, 3,485 and 4,036 shares issued and outstanding; entitled to $34,850 in
     involuntary liquidation........................................................            349            404
    Series D, 3,790 and 4,886 shares issued and outstanding; entitled to $37,900 in
     involuntary liquidation........................................................            379            488
    Series E, 85,615 and 73,365 shares issued and outstanding; entitled to $856,150
     in involuntary liquidation.....................................................          8,562          7,337
                                                                                      -------------  -------------
                                                                                             58,120         60,262
  Common stock, $.10 par value -- 10,000,000 shares authorized, 997,615 and 924,409
    issued and outstanding..........................................................         99,761         92,441
  Capital surplus...................................................................     13,300,855     12,997,321
  (Accumulated deficit) retained earnings...........................................     (2,956,765)       478,544
  Net unrealized loss on investment securities available for sale...................       (148,615)    (1,423,000)
                                                                                      -------------  -------------
    Total shareholders' equity......................................................     10,353,356     12,205,568
                                                                                      -------------  -------------
    Total liabilities and shareholders' equity......................................  $ 262,512,061  $ 243,450,477
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEAR ENDED DECEMBER 31
                                                                  ----------------------------------------------
                                                                       1995            1994            1993
                                                                  --------------  --------------  --------------
Interest income:
  Loans, including fees.........................................  $   11,160,803  $    6,313,866  $    4,392,116
  Investment securities held for sale...........................              --              --          50,454
  Investment securities and securities available for
     sale.......................................................       9,998,770      10,841,050      10,662,692
  Federal funds sold............................................              --           9,562           6,898
                                                                  --------------  --------------  --------------
     Total interest income......................................      21,159,573      17,164,478      15,112,160
                                                                  --------------  --------------  --------------
Interest expense:
  Deposits......................................................       9,517,438       9,006,507       8,715,081
  Short-term borrowings.........................................       2,788,852       1,857,622         691,121
  Long-term debt................................................         246,661         508,531         514,516
                                                                  --------------  --------------  --------------
     Total interest expense.....................................      12,552,951      11,372,660       9,920,718
                                                                  --------------  --------------  --------------
     Net interest income........................................       8,606,622       5,791,818       5,191,442
Provision for loan losses (Note 2)..............................       4,905,000         860,000         450,000
                                                                  --------------  --------------  --------------
     Net interest income after provision for loan
        losses..................................................       3,701,622       4,931,818       4,741,442
                                                                  --------------  --------------  --------------
Other income:
  Service charges on deposit accounts...........................          82,565         102,452          85,581
  Other.........................................................          21,423          99,431          70,069
                                                                  --------------  --------------  --------------
     Total other income.........................................         103,988         201,883         155,650
                                                                  --------------  --------------  --------------
Other expenses:
  Salaries and employee benefits................................       1,686,979       1,449,481       1,072,102
  Professional services.........................................       1,272,236         560,441         436,956
  Rent..........................................................         173,855         173,865         173,959
  Other occupancy expense.......................................         161,730         118,460         105,334
  Depreciation and amortization.................................         183,699         157,301         127,562
  FDIC assessment and other insurance...........................         297,074         505,927         424,914
  Litigation settlement.........................................         175,000              --              --
  Auto insurance premium finance
     servicing (Note 2).........................................       2,132,104         168,235              --
  Other.........................................................       1,313,030       1,238,066         772,656
                                                                  --------------  --------------  --------------
     Total other expenses.......................................       7,395,707       4,371,776       3,113,483
                                                                  --------------  --------------  --------------
(Loss) income before (benefit) provision for income taxes.......      (3,590,097)        761,925       1,783,609
(Benefit) provision for income taxes............................        (463,500)        259,100         606,500
                                                                  --------------  --------------  --------------
NET (LOSS) INCOME...............................................      (3,126,597)        502,825       1,177,109
Preferred stock dividends.......................................         487,408         287,222         516,457
                                                                  --------------  --------------  --------------
(Loss) earnings for common stock................................  $   (3,614,005) $      215,603  $      660,652
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
(Loss) earnings per common share:
  Primary.......................................................          $(3.41)           $.22            $.71
  Fully diluted.................................................             N/A             N/A             N/A
Weighted average number of shares outstanding...................       1,059,312         989,611         927,482

  The accompanying notes are an integral part of these consolidated financial statements.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                   NET
                                                                                               UNREALIZED
                                                                                                 LOSS ON
                                                                                  (ACCUMULATED INVESTMENT
                            PREFERRED STOCK         COMMON STOCK                   DEFICIT)    SECURITIES
                          --------------------  --------------------   CAPITAL     RETAINED     AVAILABLE
                           SHARES     AMOUNT     SHARES     AMOUNT     SURPLUS     EARNINGS     FOR SALE      TOTAL
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------
Balance, December 31,
  1992..................    584,005  $  58,400    776,691  $  77,669  $11,722,287  $  90,278           --   $11,948,634
Issuance of preferred
  stock as dividends....     52,967      5,297         --         --     425,084    (430,381)                       --
Issuance of common stock
  as dividends..........         --         --     57,287      5,729     459,729    (465,458)                       --
Conversion of preferred
  stock to common
  stock.................    (49,639)    (4,963)    53,616      5,361        (398)         --                        --
Net income..............         --         --         --         --          --   1,177,109                 1,177,109
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------
Balance, December 31,
  1993..................    587,333     58,734    887,594     88,759  12,606,702     371,548           --   13,125,743
Issuance of preferred
  stock as dividends....     51,912      5,191         --         --     390,638    (395,829)                       --
Conversion of preferred
  stock to common
  stock.................    (36,630)    (3,663)    36,815      3,682         (19)         --                        --
Net unrealized loss on
  investment securities
  available for sale....         --         --         --         --          --          --   (1,423,000)  (1,423,000)
Net income..............         --         --         --         --          --     502,825                   502,825
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------
Balance, December 31,
  1994..................    602,615     60,262    924,409     92,441  12,997,321     478,544   (1,423,000)  12,205,568
Issuance of preferred
  stock as dividends....     51,452      5,145         --         --     303,567    (308,712)                       --
Conversion of preferred
  stock to common
  stock.................    (72,875)    (7,287)    73,206      7,320         (33)         --                        --
Change in net unrealized
  loss on investment
  securities available
  for sale..............         --         --         --         --          --          --    1,274,385    1,274,385
Net loss................         --         --         --         --          --  (3,126,597)          --   (3,126,597)
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------
Balance, December 31,
  1995..................    581,192  $  58,120    997,615  $  99,761  $13,300,855 ($2,956,765)  $(148,615)  $10,353,356
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------
                          ---------  ---------  ---------  ---------  ----------  -----------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                                 1995         1994         1993
                                                                              -----------  -----------  -----------
Cash flows from operating activities:
  Net (loss) income.....................................................  $(3,126,597)   $   502,825    $ 1,177,109
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
    Provision for loan losses...........................................    4,905,000        860,000        450,000
    Depreciation and amortization.......................................      183,699        157,301        127,562
    Net amortization of premiums and accretion of discounts on investment securities and investment securities available for
      sale..............................................................      643,853      1,248,214      1,116,244
    Loss on sale of other real estate...................................           --             --         10,800
    Increase (decrease) in unearned interest/net deferred loan fees.....      977,940        432,246       (163,450)
    Decrease (increase) in accrued interest receivable..................      211,275         16,401        (37,282)
    (Increase) decrease in prepaid expenses and other assets............      (53,655)       826,797     (1,443,393)
    Increase in accrued interest payable................................    3,070,328        654,283        143,416
    Increase (decrease) in other liabilities............................    2,155,378      1,970,534         (8,831)
    Purchases of mortgage loans held for sale...........................  (68,001,403)  (301,014,991)  (113,076,908)
    Proceeds from sales of mortgage loans held for sale.................   60,515,195    318,328,366     90,376,016
                                                                          -----------    -----------    -----------
    Total adjustments...................................................    4,607,610     23,479,151    (22,505,826)
                                                                          -----------    -----------    -----------
    Net cash provided by (used in) operating activities.................    1,481,013     23,981,976    (21,328,717)
                                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Net (increase) decrease in loans......................................  (31,145,825)   (27,612,611)     6,341,244
  Purchase of investment securities.....................................           --    (47,491,857)   (77,808,413)
  Principal collected on mortgage-backed and investment securities......   13,002,652     34,639,562     60,727,658
  Principal collected on investment securities available-for-sale.......    5,197,586      8,974,915             --
  Net decrease (increase) in U.S. Treasury bills with maturities less than three
    months..............................................................      124,672        (24,812)        24,903
  Net decrease (increase) in Federal funds sold.........................           --      6,000,000     (6,000,000)
  Purchases of premises and equipment...................................     (231,685)      (186,066)      (106,691)
  Proceeds from sale of other real estate owned.........................           --             --        942,504
                                                                          -----------    -----------    -----------
    Net cash used in investing activities...............................  (13,052,600)   (25,700,869)   (15,878,795)
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Net (decrease) increase in demand, NOW, savings and money market
    deposits............................................................  (39,926,563)   (14,323,062)    24,183,767
  Net increase (decrease) in certificates of deposit....................   74,996,733    (17,008,332)     7,494,069
  Net (decrease) increase in advances from Federal Home Loan Bank of
    Pittsburgh with original maturities less than three months..........   (9,193,560)    15,532,561     (1,395,179)
  Advances from Federal Home Loan Bank of Pittsburgh with maturities
    greater than three months...........................................   10,211,480     15,000,000      5,000,000
  Maturities of advances from Federal Home Loan Bank of Pittsburgh with
    maturities greater than three months................................  (20,400,000)    (1,600,000)            --
  Proceeds from issuance of subordinated debentures.....................           --        200,000      2,550,000
                                                                          -----------    -----------    -----------
    Net cash provided by (used in) financing activities.................   15,688,090     (2,198,833)    37,832,657
                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents....................    4,116,503     (3,917,726)       625,145
Cash and cash equivalents, beginning of year............................    2,802,177      6,719,903      6,094,758
                                                                          -----------    -----------    -----------
Cash and cash equivalents, end of year..................................  $ 6,918,680    $ 2,802,177    $ 6,719,903
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest............................................................  $ 9,482,623    $ 9,081,749    $ 7,729,084
    Income taxes........................................................      100,000        510,000        930,000
Supplemental schedule of non-cash investing and financing activity:
  Issuance of preferred stock as dividends..............................  $   308,712    $   395,829    $   430,381
  Issuance of common stock as dividends.................................           --             --        465,458
  Conversion of preferred stock to common stock.........................        7,287          3,663          4,963

  The accompanying notes are an integral part of these consolidated financial statements.

                            REGENT BANCSHARES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Regent Bancshares Corp. ('Regent') is a bank holding company organized under the laws of the State of New Jersey and engages in commercial banking business through its wholly-owned subsidiary, Regent National Bank (the 'Bank'), a nationally chartered bank insured by the Federal Deposit Insurance Corporation. The Bank serves the needs of its banking customers with particular focus on small and medium-sized businesses, professionals, and other individuals. The Bank offers a wide variety of deposit products, including checking accounts, interest bearing NOW accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

2. INSURANCE PREMIUM FINANCE LOANS

     At December 31, 1995, a substantial portion of the bank's consumer loans, $16.8 million (net of $930,000 of unearned interest), consisted of loans to individuals to finance automobile insurance premiums. These insurance premium financed ('IPF') loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans are serviced for the Bank by a servicing company (the 'Servicer') under a Processing, Servicing, Marketing and Consulting Agreement (the 'Agreement'). The Agreement provides, among other things, that the Servicer is to solicit IPF loans, maintain compliance with applicable laws and regulations and process and service the IPF loans, including the collection of repayments from borrowers and of unearned premium balances from insurers on canceled insurance policies which secure defaulted IPF loans. Under the Agreement, the Bank receives all collections and pays the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Agreement, from the IPF loan portfolio. For the year ended December 31, 1995, the Bank recorded interest and fee income from the IPF loan portfolio of $3.6 million, and paid the Servicer fees of $1.3 million.

     Subsequent to December 31, 1995 and during the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which caused them to believe that in all likelihood the Servicer may have reported interest and fee income from IPF loans in default and may not have canceled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995 associated with the IPF portfolio, which amount is material to the consolidated financial statements.

     In estimating the ultimate expected loss amount, management experienced significant difficulties and extreme delays given the limitations of the Servicer's records. As a result, in order to assess the risk of loss on the IPF loan balance at December 31, 1995 and estimate the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and the first quarter of 1996. These delinquent IPF loans totaled approximately $11.7 million (net of unearned interest) as of December 31, 1995. Management applied all cash receipts from IPF borrowers and related insurers during the period January 1, 1996 to May 23, 1996, to the net principal balances of the delinquent IPF loans thereby reducing the Bank's possible estimated loss exposure related to the IPF loan balance as of December 31, 1995 to approximately $4,500,000. Although management believes that the $4.5 million loss exposure was the best estimate as of December 31, 1995, management also believes that this loss exposure may be further reduced in the future by (i) additional cash receipts subsequent to May 23, 1996 primarily from unearned premiums due to the Bank from the related insurance companies, (ii) collection of a $1.8 million note given to the Bank by the Servicer in 1996 to reimburse losses from the IPF portfolio and (iii) other actions which may be taken by the Bank against the Servicer to recover losses from the IPF portfolio. However, the Bank has recorded, as part of its provision for loan losses for the year ended December 31, 1995, an estimated loss provision in the amount of $4,500,000 associated with the IPF portfolio as of December 31, 1995, all of which was recorded in the fourth quarter of 1995. No IPF loans have been charged-off as of December 31, 1995.

     Management of the Bank will monitor collection efforts and the losses developing from the IPF portfolio as of December 31, 1995 and it is reasonably possible that a change in estimated losses will

                            REGENT BANCSHARES CORP.

occur and that actual losses from the IPF portfolio as of December 31, 1995 may be different from the estimated amounts.

     As of December 31, 1995, the most recent notification from the OCC categorized the Bank as 'well capitalized' under the regulatory framework for prompt corrective action. However, following an examination of the Bank, in 1995, the OCC exercised its discretionary authority to increase the Tier I leverage capital ratio (Tier I capital to total assets) for the Bank to 6.5%.

     After considering the estimated loss provision associated with the IPF portfolio, Regent has reported a net loss after related tax benefits of approximately $3,126,000 and the Bank has reported a net loss after related tax benefits of approximately $2,937,000, thereby reducing their capital amounts and ratios as of December 31, 1995. Management believes the reduced capital amounts position the Bank as 'adequately capitalized' under the prompt corrective action framework and that the Bank was in compliance with the stated legal minimum capital requirements of the OCC. However, because of the net loss for the year ended December 31, 1995, the Bank's Tier I leverage capital ratio approximated 4.94% (unaudited) as of December 31, 1995 and 5.07% (unaudited) as of April 30, 1996 which is below the 6.5% discretionary ratio established by the OCC for the Bank and which the Board of Directors of the Bank committed to maintaining pursuant to the OCC-approved capital plan. Additionally, on a consolidated basis, Regent's Tier I leverage capital ratio amounts to 4% (unaudited) which equals the minimum legal requirement. Failure to meet minimum capital requirements can result in the regulators initiating certain actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Such actions are presently uncertain and may expose the Bank to regulatory sanctions that may include restrictions on operations and growth and mandatory asset dispositions. Management expects that, at a minimum, the regulators will require a revised capital plan demonstrating specific plans to increase the Bank's Tier I leverage capital ratio to 6.5%. Management and the Board have undertaken the development of a revised capital plan which provides for the restoration of this ratio to 6.5% by December 31, 1996, which management believes will be acceptable to the regulators. However, there are no assurances that the regulators will accept or approve any such plan. The revised capital plan includes an undertaking to maintain the Bank's asset size at no more than $265 million through December 31, 1996, retention of 1996 earnings, possible recovery of a portion of the estimated losses from the IPF loans and an equity investment of up to $500,000 by the Organizers of the Bank, if necessary, to meet the 6.5% Tier I leverage capital ratio by December 31, 1996.

     The regulators have permitted the Bank to pay dividends to Regent, the parent company, thereby allowing Regent to meet its debt service requirements under the subordinated debentures (see Note 11). Management believes that the regulators will continue to permit the Bank to pay such dividends to Regent, however, because of the minimum capital requirements established for the Bank, there are no assurances that the Bank will be permitted to continue paying dividends. Management believes that, as of December 31, 1995, the parent's liquid assets are sufficient to permit the parent to meet its debt service obligations under the subordinated debentures and other operating costs in 1996. Should the Bank be unable to pay dividends to the parent in the future because of legal or regulator-imposed limitations, it is reasonably possible that the parent will be unable to meet its obligations under the subordinated debentures beyond 1996.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of Regent and its subsidiary conform to generally accepted accounting principles. The more significant accounting policies are summarized below.

                            REGENT BANCSHARES CORP.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Regent and the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT PORTFOLIO

     The Financial Accounting Standards Board ('FASB') issued a pronouncement that required Regent to change its method of accounting for certain investments in debt securities beginning January 1, 1994. Held-to-maturity securities are to be recorded at amortized cost; trading securities are to be recorded at fair value, with unrealized gains and losses included in income; and available-for-sale securities are to be recorded at fair value, with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity. At January 1, 1994, mortgage-backed and non-marketable equity securities with a fair value of approximately $43,903,000 were classified as available for sale and the related unrealized gains, net of applicable income taxes, were $171,000. At December 31, 1995 and 1994, mortgage-backed and non-marketable equity securities with a fair value of $47,725,261 and $35,056,688, respectively, have been recorded as available for sale in the accompanying consolidated balance sheet and related unrealized losses, net of applicable income taxes, of $148,615 and $1,423,000, have been recorded as a reduction to shareholders' equity at December 31, 1995 and 1994, respectively.

     As permitted by a special report of the FASB entitled 'A Guide to Implementation of Statement 115 on Accounting for Certain Invesments in Debt and Equity Securities', the Bank transferred at the end of 1995 securities previously classified as held to maturity to available for sale that had an amortized cost of $16,552,778 and an unrealized gain of $45,016, net of tax. There are no trading account securities and all other securities have been classified as held to maturity.

     Mortgage-backed securities and other investment securities classified as held-to-maturity are acquired as investments with the intent and ability to maintain the securities in the portfolio until maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts, using a method that approximates the effective yield method.

     Investment securities at December 31, 1994 consist of U.S. Treasury bills and are stated at cost which approximates fair market value.

     Gains and losses on the sale of all securities are computed using the specific identification basis and are recorded on a trade date basis.

     During 1993, the actual prepayments of mortgage-backed securities differed from the estimated prepayments previously assumed in the calculation of the premium amortization as a result of declining interest rates. Regent adjusted the amortization based on the actual prepayments and in consideration of anticipated future prepayments. This additional amortization totalled $400,000 and is included in the consolidated statements of income as a reduction of interest income from investment securities.

                            REGENT BANCSHARES CORP.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of aggregate cost or market value.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are stated at the amount of the unpaid principal balance, net of unearned interest and deferred loan fees/costs. Interest on loans is recognized on the daily principal amount outstanding.

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest and principal is doubtful. Non-accrual loans are restored to accrual status when there has been a sustained period of repayment performance and all principal and interest that is contractually due is reasonably assured of repayment. See Note 2 for interest income on IPF loans.

     The Bank adopted Statement of Financial Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan' ('SFAS No. 114') as amended by Statement of Financial Accounting Standards No. 118, 'Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures' ('SFAS No. 118') effective January 1, 1995. Under the new standard, the 1995 allowance for credit losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118 is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral for certain collateral dependent loans. Furthermore, in-substance foreclosures are classifed as loans and are stated at the lower of cost or fair value. Commercial, industrial, and mortgage loans are comprised primarily of IPF loans (see Note 2). Consumer loans are evaluated in the aggregate due to their homegeneous nature. Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on Regent's financial condition, cash flows or results of operations.

     Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes, non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; significant change in ownership or loss of guarantors to the detriment of credit quality. A minimal delay or shortfall is defined by the Bank as a delay of less than 90 days in making full contractual payment, when there are no significant credit weaknesses which will further delay or stop the borrower from repaying principal and interest in full under original contract terms.

     Loans evaluated under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of December 31, 1995, there are no restructured loans.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions, and such other relevant factors. The allowance is increased by provisions for loan losses charged against income and is reduced by net charge-offs. The allowance is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. See Note 2 regarding the loss estimate associated with automobile insurance premium finance ('IPF') loans.

     At December 31, 1995, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $19.4 million, of which $3.6 million were non-

                            REGENT BANCSHARES CORP.

accrual loans and $11.7 million were delinquent IPF loans. The related allowance for credit losses for these impaired loans is $5.8 million. For approximately $12.2 million of impaired loans, the reserve was based on the expected future cash flows and the remaining $7.2 million was based on the fair value of the collateral.

     An asset which no longer retains any value to the Bank will be charged-off immediately. Assets whose value has depreciated will be charged-off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long-term. Bank policy is to aggressively pursue any likely recovery against charged-off assets.

     The Bank applies all payments received on non-accrual loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the year ended December 31, 1995, the Bank did not recognize any interest income using the cash basis of income recognition.

OTHER REAL ESTATE OWNED

     Other real estate owned consisting of property acquired by foreclosure or deed in lieu of foreclosure is initially recorded at the lower of the related loan balance or the fair value of the property at the date acquired. These assets are subsequently carried at the lower of this new basis or the fair value less estimated costs to sell. Costs relating to the development and improvement of the property are capitalized, whereas those related to holding the property are charged to expense.

LOAN ORIGINATION FEES AND COSTS

     Loan origination fees, net of certain direct loan origination costs of closed loans, are deferred and amortized over the life of the related loans as an adjustment to yield.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures is computed using the straight-line method over the estimated useful lives which range from 2 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of their respective leases. Repairs and maintenance are expensed as incurred, and renewals and betterments are capitalized.

FEDERAL INCOME TAXES

     Effective January 1, 1993, Regent adopted Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109). The statement requires the recording of deferred taxes based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credits are based on the changes in the asset or liability from period to period. Prior to January 1, 1993, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the differences arose.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share for all periods presented is based on the weighted average number of common shares outstanding after consideration of preferred stock dividends. Common stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock. The weighted average number of common shares attributable to common stock equivalents are 99,203, 89,339, and 60,238, shares for the years ended December 31, 1995, 1994 and 1993. The primary earnings per common share does not assume the exercise of stock options or warrants as common stock equivalents since the exercise price exceeded the average market price of the common stock and, therefore, such exercise would be antidilutive.

                            REGENT BANCSHARES CORP.

     Fully diluted earnings per common share is not presented since such presentation is anti-dilutive.

     Regent accrues on a quarterly basis the preferred stock dividend that is payable annually each year. This accrual is considered only for purposes of the earnings per common share calculation and is computed using the estimated market price of the preferred stock at the financial reporting date. The accrual is changed as necessary to reflect dividends declared and changes in market price.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The statements of cash flows present the net amounts of cash receipts and cash payments associated with certain loan and deposit transactions.

RECENT ACCOUNTING PRONOUNCEMENTS: ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

     In May, 1995, the FASB issued Statement No. 122, 'Accounting for Mortgage Servicing Rights,' ('SFAS No. 122'). This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained. This statement also requires the capitalized mortgage servicing rights to be amortized in proportion to and over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. SFAS No. 122 was adopted prospectively on January 1, 1996. There was no material financial statement impact upon adoption of this standard.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, the FASB issued Statement No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'). SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation. The statement encourages, but does not require, the use of this method for financial statement purposes. At a minimum, however, companies are required to provide pro-forma footnote disclosures of the impact on earnings and earnings per share, as well as certain additonal disclosures. SFAS No. 123 is effective for Regent in 1996 and will be applicable to all options granted after January 1, 1995. Adoption of the statement is not expected to have a significant impact on the Regent's financial statements.

4. RESTRICTED CASH BALANCES

     The Bank is required to maintain reserves in the form of cash balances with the Federal Reserve Bank against its deposit liabilities. Reserves of $204,000 and $250,000 were required to be held with the Federal Reserve Bank at December 31, 1995 and December 31, 1994.

5. INVESTMENT PORTFOLIO

     Investment securities available for sale at December 31, 1995 and 1994 are as follows:

                                                           DECEMBER 31, 1995
                      -------------------------------------------------------------------------------------------
                                                                                                      ESTIMATED
                       PRINCIPAL    UNAMORTIZED   UNEARNED    AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                        BALANCE       PREMIUMS    DISCOUNTS      COST         GAINS       LOSSES        VALUE
                      ------------  ------------  ---------  ------------  -----------  -----------  ------------
FHLMC...............  $ 16,455,698   $  488,656   $      --  $ 16,944,354  $    76,032  $   282,443  $ 16,737,943
FNMA................    27,616,256      648,089      85,694    28,178,651      203,692      222,395    28,159,948
                      ------------  ------------  ---------  ------------  -----------  -----------  ------------
                      $ 44,071,954   $1,136,745   $  85,694    45,123,005      279,724      504,838    44,897,891
                      ------------  ------------  ---------
                      ------------  ------------  ---------
Non-marketable
  equity securities.
  .                                                             2,827,370           --           --     2,827,370
                                                             ------------  -----------  -----------  ------------
                                                             $ 47,950,375  $   279,724  $   504,838  $ 47,725,261
                                                             ------------  -----------  -----------  ------------
                                                             ------------  -----------  -----------  ------------

                            REGENT BANCSHARES CORP.

                                                           DECEMBER 31, 1994
                      -------------------------------------------------------------------------------------------
                                                                                                      ESTIMATED
                       PRINCIPAL    UNAMORTIZED   UNEARNED    AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                        BALANCE       PREMIUMS    DISCOUNTS      COST         GAINS       LOSSES        VALUE
                      ------------  ------------  ---------  ------------  -----------  -----------  ------------
FHLMC...............  $ 12,359,696   $  327,182   $      --  $ 12,686,878  $        --  $   725,000  $ 11,961,878
FNMA................    18,916,479      637,645      30,680    19,523,444           --    1,367,000    18,156,444
Collateralized
  mortgage
  obligations.......     1,409,300           --         798     1,408,502           --       64,000     1,344,502
                      ------------  ------------  ---------  ------------  -----------  -----------  ------------
                      $ 32,685,475   $  964,827   $  31,478    33,618,824           --    2,156,000    31,462,824
                      ------------  ------------  ---------
                      ------------  ------------  ---------
Non-marketable
  equity securities.
  .                                                             3,593,864           --           --     3,593,864
                                                             ------------  -----------  -----------  ------------
                                                             $ 37,212,688  $        --  $ 2,156,000  $ 35,056,688
                                                             ------------  -----------  -----------  ------------
                                                             ------------  -----------  -----------  ------------

     Mortgage-backed securities held to maturity at December 31, 1995 and 1994, are as follows:

                                                            DECEMBER 31, 1995
                       -------------------------------------------------------------------------------------------
                                                                                                       ESTIMATED
                        PRINCIPAL    UNAMORTIZED   UNEARNED     CARRYING    UNREALIZED   UNREALIZED      MARKET
                         BALANCE       PREMIUMS    DISCOUNTS     VALUE         GAINS       LOSSES        VALUE
                       ------------  ------------  ---------  ------------  -----------  -----------  ------------
GNMA.................  $ 12,181,546   $  564,753   $      --  $ 12,746,299   $      --   $   201,824  $ 12,544,475
FHLMC................    36,346,310    1,396,248     224,131    37,518,427     266,284       450,214    37,334,497
FNMA.................    21,534,711      949,376          --    22,484,087       3,819       345,769    22,142,137
Collateralized
  mortgage
  obligations........    17,947,058      555,146       6,869    18,495,335          --       620,940    17,874,395
                       ------------  ------------  ---------  ------------  -----------  -----------  ------------
                       $ 88,009,625   $3,465,523   $ 231,000  $ 91,244,148   $ 270,103   $ 1,618,747  $ 89,895,504
                       ------------  ------------  ---------  ------------  -----------  -----------  ------------
                       ------------  ------------  ---------  ------------  -----------  -----------  ------------

                                                         DECEMBER 31, 1994
                   ----------------------------------------------------------------------------------------------
                                                                                                      ESTIMATED
                     PRINCIPAL    UNAMORTIZED   UNEARNED     CARRYING     UNREALIZED   UNREALIZED      MARKET
                      BALANCE       PREMIUMS    DISCOUNTS      VALUE         GAINS       LOSSES         VALUE
                   -------------  ------------  ---------  -------------  -----------  -----------  -------------
GNMA.............  $  13,192,150   $  612,766   $      --  $  13,804,916   $      --   $ 1,423,375  $  12,381,541
FHLMC............     48,439,779    1,884,286     245,216     50,078,849      14,474     3,315,868     46,777,455
FNMA.............     36,072,650    1,203,708      60,768     37,215,590          --     3,099,220     34,116,370
Collateralized
  mortgage
  obligations....     19,781,772      614,957      13,657     20,383,072          --       468,761     19,914,311
                   -------------  ------------  ---------  -------------  -----------  -----------  -------------
                   $ 117,486,351   $4,315,717   $ 319,641  $ 121,482,427   $  14,474   $ 8,307,224  $ 113,189,677
                   -------------  ------------  ---------  -------------  -----------  -----------  -------------
                   -------------  ------------  ---------  -------------  -----------  -----------  -------------

     In accordance with Regent's policy to hold all mortgage-backed securities to maturity, there were no sales of mortgage-backed securities during 1995 or 1994.

     Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The contractual maturities of these securities range from 10 to 40 years.

     The Bank has established credit arrangements with financial institutions. Mortgage-backed securities will serve as collateral for any transactions executed under these arrangements. The maximum level of funds available is approximately $11,000,000. Additionally, the Bank has the ability to borrow on a short and long-term basis from the FHLB an amount not exceeding 85% to 90% of the

                            REGENT BANCSHARES CORP.

fair market value of these securities. Borrowings under this arrangement at December 31, 1995 would require that investment securities of approximately $49,000,000 be pledged as collateral. Securities with a carrying value of $2,261,000 were pledged to secure public deposits.

     The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      ESTIMATED
                                                                    AMORTIZED           MARKET
                                                                       COST             VALUE
                                                                 ----------------  ----------------
Held to Maturity
Due in one year or less........................................  $             --  $             --
Due after one year through five years..........................                --                --
Due after five years through ten years.........................                --                --
Due after ten years............................................                --                --
Mortgage-backed securities.....................................        91,244,148        89,895,504
                                                                 ----------------  ----------------
                                                                 $     91,244,148  $     89,895,504
                                                                 ----------------  ----------------
                                                                 ----------------  ----------------
Available for Sale
Due in one year or less........................................  $             --  $             --
Due after one year through five years..........................                --                --
Due after five years through ten years.........................                --                --
Due after ten years............................................                --                --
Mortgage-backed securities.....................................        45,123,005        44,897,891
                                                                 ----------------  ----------------
                                                                 $     45,123,005  $     44,897,891
                                                                 ----------------  ----------------
                                                                 ----------------  ----------------

     Investment securities at December 31, 1994 of $124,672 consist of U.S. Treasury bills and are stated at cost which approximate fair market value.

6. LOANS

     A summary of the loan portfolio as of December 31, 1995 and 1994 follows:

                                                                         1995             1994
                                                                   ----------------  --------------
Commercial & industrial loans....................................  $     49,006,081  $   27,406,523
Real estate:
  Construction...................................................         4,430,425       1,455,110
  Mortgages -- residential.......................................        18,925,609      29,252,959
  Mortgages -- commercial........................................        16,168,009      13,550,216
Consumer loans...................................................        18,572,551       4,409,532
                                                                   ----------------  --------------
                                                                        107,102,675      76,074,340
Unearned interest/net deferred loan fees.........................        (1,192,641)       (214,701)
                                                                   ----------------  --------------
                                                                   $    105,910,034  $   75,859,639
                                                                   ----------------  --------------
                                                                   ----------------  --------------

     Non-accrual loans were $3,567,737 and $3,685,804 at December 31, 1995 and 1994, respectively. Interest income of approximately $355,000, $211,000, and $198,500 was not recognized as operating income due to the non-accrual status of loans during 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, loans totalling $1,094,005 and $393,681 respectively, were past due 90 days or

                            REGENT BANCSHARES CORP.

more and continue to accrue interest income. These loans exclude IPF loans of $11.7 million which are delinquent. See Note 2.

     In 1993, the Bank introduced a new lending program directed to the mortgage banking industry. As an alternative to a warehouse credit line, the Bank participates in the funding of individual residential mortgage loans originated by the mortgage banker. During late 1994, two of the mortgage banking companies involved in this program experienced financial difficulties and subsequently filed for bankruptcy protection. At or about the same time, the Bank learned that irregularities occurred in the origination process at the mortgage banking companies which negatively impacted the underlying real estate collateral of certain loans that had been funded. As a result of these conditions, the Bank recorded charges totaling $1,067,000 on a pre-tax basis ($1.08 per common share) in the fourth quarter of 1994, which includes an additional provision for loan losses of $825,000.

     At December 31, 1995 and 1994, there were $3,845,038 and $3,539,143 respectively, of loans outstanding to directors, principal shareholders and executive officers and their affiliated interests. During 1995, new loans of $2,721,042 were made and repayments totalled $2,415,147. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection.

7. ALLOWANCE FOR LOAN LOSSES

     A summary of the activity in the allowance for loan losses for the years ended December 31, 1995, 1994, and 1993 follows:

                                                                      1995           1994           1993
                                                                  -------------  -------------  -------------
Balance, beginning of year......................................  $   1,713,372  $   1,321,225  $   1,077,635
Provision charged to operating income...........................      4,905,000        860,000        450,000
Loans charged-off...............................................       (128,719)      (552,143)      (244,377)
Recoveries of loans previously charged-off......................         11,229         84,290         37,967
                                                                  -------------  -------------  -------------
Balance, end of year............................................  $   6,500,882  $   1,713,372  $   1,321,225
                                                                  -------------  -------------  -------------
                                                                  -------------  -------------  -------------

8. PREMISES AND EQUIPMENT

     A summary of premises and equipment as of December 31, 1995 and 1994 follows:

                                                                           1995           1994
                                                                       -------------  -------------
Furniture and fixtures...............................................  $     855,188  $     731,132
Leasehold improvements...............................................        597,146        490,160
                                                                       -------------  -------------
                                                                           1,452,334      1,221,292
Less -- Accumulated depreciation.....................................        747,847        564,791
                                                                       -------------  -------------
Premises and equipment, net..........................................  $     704,487  $     656,501
                                                                       -------------  -------------
                                                                       -------------  -------------

9. CERTIFICATES OF DEPOSIT

     At December 31, 1995, 1994, and 1993, certificates of deposit outstanding with a face value greater than or equal to $100,000 totalled approximately $12,437,000, $7,646,000, $7,374,000, respectively. Interest expense for the years then ended relating to those certificates was approximately $467,000, $143,900, and $212,800, respectively.

                            REGENT BANCSHARES CORP.

10. ADVANCES FROM FEDERAL HOME LOAN BANK OF PITTSBURGH

     A summary of the advances from the FHLB at December 31, 1995 and 1994 follows:

                                                                        DECEMBER 31, 1995
                                                             ---------------------------------------
                                                                                          INTEREST
                                                                 AMOUNT       MATURITY      RATE
                                                             --------------  ----------  -----------
Short-term:................................................  $   20,500,000     11/1/96       6.05%
                                                                  2,943,822     8/12/96       6.16%
                                                                  5,000,000      1/8/96       5.93%
                                                                  5,000,000     1/23/96       5.93%
                                                             --------------
Total short-term...........................................      33,443,822
                                                             --------------
Long-term:.................................................       5,000,000    12/20/00       6.02%
                                                                  3,000,000    12/20/01       6.17%
                                                                  2,000,000    12/20/02       6.22%
                                                                    211,480      6/7/10       6.70%
                                                             --------------
Total long-term............................................      10,211,480
                                                             --------------
Total Advances.............................................  $   43,655,302
                                                             --------------
                                                             --------------

                                                                        DECEMBER 31, 1994
                                                             ---------------------------------------
                                                                                          INTEREST
                                                                 AMOUNT       MATURITY      RATE
                                                             --------------  ----------  -----------
Short-term:................................................  $   34,637,382     11/2/95       6.61%
                                                                  4,000,000     2/17/95       6.13%
                                                                  4,000,000     2/27/95       6.18%
                                                                  2,000,000      4/3/95       6.17%
                                                                  5,000,000     5/26/95       5.88%
                                                                  3,400,000    11/20/95       5.38%
                                                                  5,000,000    12/18/95       5.89%
                                                                  5,000,000    12/19/95       5.89%
                                                             --------------
Total Advances.............................................  $   63,037,382
                                                             --------------
                                                             --------------

     Advances from the FHLB are collateralized by mortgage-backed securities at an amount not exceeding 85% to 90% of the fair market value of these securities.

11. SUBORDINATED DEBENTURES

     Subordinated debentures consist of 7 3/4% notes due September 30, 1998. These notes are subordinated to rights of any senior debt consisting of certain obligations to banks and other financial institutions which may be incurred.

12. INCOME TAXES

     As of January 1, 1993, Regent adopted the provisions of SFAS No. 109. The cumulative effect of adopting this change was not material, and accordingly, has been reflected in the consolidated statements of income as part of the income tax provision for the year ended December 31, 1993. Prior year financial statements have not been restated to reflect the new accounting method.

                            REGENT BANCSHARES CORP.

     The (benefit) provision for income taxes for the years ended December 31, 1995, 1994 and 1993 follows:

                                                               1995         1994         1993
                                                           ------------  -----------  -----------
Current..................................................  $    481,100  $   484,900  $   643,500
Deferred.................................................      (944,600)    (225,800)     (37,000)
                                                           ------------  -----------  -----------
                                                           $   (463,500) $   259,100  $   606,500
                                                           ------------  -----------  -----------
                                                           ------------  -----------  -----------

     The effective tax rates are reconciled to the statutory federal rates for the years ended December 31, 1995, 1994 and 1993 as follows:

                                                                                          1995       1994       1993
                                                                                        ---------  ---------  ---------
Federal statutory rate................................................................      (34.0)%     34.0%     34.0%
Merger expenses.......................................................................        3.0         --        --
Increase in valuation allowance for deferred tax assets...............................       18.1         --        --
                                                                                        ---------  ---------  ---------
Effective tax rate....................................................................      (12.9)%     34.0%     34.0%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of significant temporary differences are as follows:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1995           1994
                                                                       -------------  -------------
Loan loss reserve....................................................  $   2,180,300  $     582,000
Depreciation.........................................................         36,700         11,900
Unrealized loss on investment securities available for
  sale...............................................................         76,500        733,000
Other................................................................         73,100         31,200
                                                                       -------------  -------------
Total gross assets...................................................      2,366,600      1,358,100
                                                                       -------------  -------------
Deferred loan costs..................................................         70,400             --
                                                                       -------------  -------------
Total gross liabilities..............................................         70,400             --
                                                                       -------------  -------------
Net deferred tax asset...............................................      2,296,200      1,358,100
                                                                       -------------  -------------
Valuation allowance..................................................        650,000             --
                                                                       -------------  -------------
                                                                       $   1,646,200  $   1,358,100
                                                                       -------------  -------------
                                                                       -------------  -------------


     The deferred tax asset is included in prepaid expense and other assets on the consolidated balance sheets. Regent has established a valuation allowance of $650,000 to reduce the net deferred tax asset to an amount which can be realized through carryback to recover taxes previously paid.

     At December 31, 1994, an income tax receivable of $255,444, is recorded and included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

                            REGENT BANCSHARES CORP.

13. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under non-cancellable operating leases as of December 31, 1995 are:

YEAR ENDING DECEMBER 31                                                               AMOUNT
- -------------------------                                                           -----------
1996..............................................................................  $   189,660
1997..............................................................................      189,660
1998..............................................................................      209,660
1999..............................................................................       87,358
2000..............................................................................           --
Thereafter........................................................................           --
                                                                                    -----------
  Total minimum payments required.................................................  $   676,338
                                                                                    -----------
                                                                                    -----------

     Regent incurred rent expense of $173,855 and $173,865 in 1995, 1994 and 1993, respectively. The lease has an initial term of ten years and options to renew for two terms of five years each. Rental payments for the option period commencing June 1, 1999, will be based upon fair market value. The lease also requires Regent to pay its pro rata share of all operating expenses such as maintenance, insurance, taxes, etc.

     Regent is subject to various legal actions and proceedings. In the bankruptcy proceeding of a mortgage banking company for which the Bank funded individual residential mortgages, the Bank has requested the court to order the debtor to execute assignments of notes and mortgages to the Bank with respect to approximately $7,600,000 of mortgages which the Bank had purchased and which the debtor was obligated to resell but had failed to resell as a result of its financial difficulties. Such mortgages were recorded by the Bank as of December 31, 1994. The debtor had objected to the Bank's request, alleging that the mortgages may be the property of the debtor and that the funds advanced by the Bank of approximately $7,600,000 might represent unsecured loans to the debtor. In this event, it is management's belief that the Bank's claims in these proceedings represent a substantial portion of all claims against the debtor.

     In October 1995, the U.S. Bankruptcy Court issued an order approving the settlement of the matter. As part of the settlement, the Bank's request to receive assignment of notes and mortgages of approximately $7,600,000 was granted and the trustee and creditor's committee agreed not to object to the Bank's unsecured claims against the debtor in the bankruptcy proceedings. Additionally, the Bank agreed to pay the trustee $175,000 and will lend the trustee up to an additional $175,000 to pay counsel fees in connection with litigation by the trustee against a third party. The Bank also agreed to make an additional loan up to $50,000 and a third loan of $75,000, (subject to certain conditions), to pay fees and expenses of professionals (other than attorneys) in connection with the claim against the third party. The loans will bear interest at the Bank's prime rate plus one percent per annum, and will be secured by a continuing first lien on, and security interest in (after administrative expenses, as defined), the trustee's right, title and interest in the assets of the debtor's bankruptcy estate. The Bank's payment to the trustee of $175,000 has been charged to expense in the year ended December 31, 1995. Management believes the Bank's loan commitments under the settlement are recoverable based upon its current assessment of the outcome of the litigation against the third party. The Bank's unsecured claims against the debtor approximate $2.5 million, with recovery primarily dependent on successful litigation against the third party.

     There continues to be possible claims which may be made against the Bank by other creditors associated with the Bank's transactions with the debtor. Such claims have not been formally asserted to date. Management believes that these possible claims are without merit, and the Bank intends to

                            REGENT BANCSHARES CORP.

vigorously defend any future actions brought related to these matters. However, the ultimate outcome of these matters is not presently determinable and, accordingly, no adjustments have been made in the accompanying consolidated financial statements. Additionally, in November 1995, the agent that conducted a real estate settlement involving the refinancing of a mortgage through the debtor, filed a lawsuit against the Bank seeking damages in excess of $100,000 plus any and all damages sustained which are unspecified. The lawsuit alleges, among other things, breach of contract and reliance on the Bank as the debtor's warehouse lender. On February 2, 1996, this lawsuit was dismissed.

     In the opinion of management, after discussions with legal counsel, the resolution of each of these matters is not expected to have a material adverse effect on Regent's consolidated financial condition or results of operations.

14. SIGNIFICANT GROUP CONCENTRATIONS OF RISK

     Approximately 37% and 58% of the total loans outstanding at December 31, 1995 and 1994, respectively, are real estate loans and the collateral is primarily located in the various counties surrounding Philadelphia. Regent is able to decrease its credit exposure by an amount equal to the appraised value of the collateral.

15. RELATED PARTIES

     Regent incurred professional fees of $1,272,236, $560,441, and $436,956 in 1995, 1994 and 1993, respectively. Included in these amounts were approximately $187,000, $270,000, and $167,000 in 1995, 1994 and 1993, respectively, of fees paid to law firms that have representatives who are members of the Board of Directors of Regent or the Bank.

     Regent paid insurance premiums of approximately $89,700, $78,800, and $79,700 during 1995, 1994 and 1993, respectively, to an insurance brokerage agency whose president is also a member of the Board of Directors of Regent.

     Regent paid consulting fees of approximately $86,600, $80,700, and $76,300 during 1995, 1994 and 1993, respectively, to an investment consulting firm whose president is also a member of the Board of Directors of Regent.

     In 1994, the Bank entered into an agreement with a company owned by an advisory director to provide processing, servicing, marketing, and consulting services to the Bank in connection with the Bank's automobile premium finance lending program. The Bank incurred expenses of $1.3 million in 1995 and $62,000 in 1994 related to this agreement. See Note 2.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     Regent is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheets.

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                            REGENT BANCSHARES CORP.

     Regent had outstanding loan origination commitments to originate variable and fixed rate loans aggregating approximately $3,950,000 and $350,000 at December 31, 1995 and 1994, respectively. These commitments expire at various dates within 120 days subsequent to December 31, 1995, and 75 days subsequent to December 31, 1994 and the fixed rate commitments carry rates of interest of 9.00% to 9.75% of at December 31, 1995, and 10.5% at December 31, 1994.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Regent evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, obtained if deemed necessary by Regent upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

     Commitments under outstanding standby letters of credit were $305,000 at December 31, 1995 and $487,000 at December 31, 1994. Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by Regent's customer in the nonperformance of an obligation of service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate.

     Commitments under lines of credit exist as the borrower has not used the full amount of the approved line of credit. Collateral for most commitments under commercial lines of credit varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Amounts available for use under existing lines of credit were $18,009,000 and $6,807,000 at December 31, 1995 and 1994, respectively.

17. SHAREHOLDERS' EQUITY

     Prior to the public offering of securities by Regent in 1989, the organizers of Regent purchased 101,000 shares of common stock at $10 per share. These shares contain warrants to purchase up to 50,022 and 59,438 shares of common stock at $8.50 per share at December 31, 1995 and 1994, respectively. In addition, Regent granted options to the organizers to purchase an aggregate of 274,241 and 264,825 shares of common stock at December 31, 1995 and 1994, respectively. These options are exercisable at a price of $8.50 per share. The options and warrants expire on the later of the consummation date of the proposed merger with Carnegie Bancorp (subject to the condition that, during such period of extension from their original expiration date, such options and warrants may not be exercised for the purchase of Regent Common Stock but shall only represent the right to receive Carnegie Common Stock as provided in the Merger Agreement) or 30 days after termination of the Merger Agreement. See Note 21.

     In connection with the public offering, 500,196 units were purchased which consisted of one share of Regent's common stock and one-half warrant. Each whole warrant entitles the holder to purchase 1.177 shares of common stock at a price of $8.50 per share at December 31, 1995 and 1994, respectively and expires on the latter of the consummation date of the proposed merger with Carnegie Bancorp (subject to the condition that, during such period of extension from their original expiration date, such warrants may not be exercised for the purchase of Regent Common Stock but shall only represent the right to receive Carnegie Common Stock as provided in the Merger Agreement) or 30 days after termination of the Merger Agreement. See Note 21.

     Also in connection with Regent's 1989 public offering, Regent issued warrants to purchase units consisting of one share of Regent Common Stock and a warrant to purchase one-half share of Regent

                            REGENT BANCSHARES CORP.

common stock to Regent's managing underwriter, Hopper Soliday & Co., Inc.
and its designee (the 'Regent Underwriter Warrants'). The Regent Underwriter Warrants were exercisable for the purchase of an aggregate of 147,124 shares of Regent common stock at an exercise price of $10.20 per share at December 31, 1995 and 1994, respectively. The warrants expire on the latter of the consummation date of the proposed merger with Carnegie Bancorp (subject to the condition that, during such period of extension from their original expiration date, such warrants may not be exercised for the purchase of Regent Common Stock but shall only represent the right to receive Carnegie Common Stock as provided in the Merger Agreement) or 30 days after termination of the Merger Agreement. See Note 21.

     In April 1989, Regent established a Stock Option Plan which provides for the granting of incentive and nonqualified stock options to certain officers, directors, founders and key employees. Currently, a maximum of 211,860 shares of Regent's common stock may be issued, with no more than 153,010 shares granted to directors, founders and director/officers of the Bank and no more than 58,850 shares granted to nondirector/officers of the Bank. Options are granted at a price not less than 100% of the fair market value of the common stock at date of grant and must be exercised within five years from date of grant, with certain restrictions. At December 31, 1995 and 1994, options for 171,362 and 151,539 shares, respectively, were outstanding at $8.50 per share. No options were exercised during 1995 or 1994. The options expire on the latter of the consummation date of the proposed merger with Carnegie (subject to the condition that, during such period of extension from their original expiration date, such options may not be exercised for the purchase of Regent Common Stock but shall only represent the right to receive Carnegie Common Stock as provided in the Merger Agreement) or 30 days after termination of the merger agreement. See Note 21.

     In June 1989, Regent sold 530,000 shares of Series A Convertible Preferred Stock. The preferred stock is convertible, at the option of the holder, into Regent's common stock on a share-for-share basis. The Series A Convertible Preferred Stock is redeemable at Regent's option at $10.00 per share, plus declared but unpaid dividends. Holders of the Regent Series A Preferred Stock are entitled to receive a $10.00 per share liquidation preference before any payment is made to common stockholders.

     In June 1995 and in July 1994 and 1993, Regent issued 51,452, 51,912 and 52,967 shares, respectively, of Series E, and in May 1992, 1991, and 1990, Regent issued 52,996 shares of Series D, 52,996 shares of Series C, and 52,998 shares of Series B Convertible Preferred Stock, representing a 10% stock dividend to holders of Series A Convertible Preferred Stock. The fair market value of the 51,452, 51,912 and 52,967 shares issued of Series E stock of $308,712, $395,829 and $430,381, respectively, the 52,996 shares issued of
Series D stock of $357,750, the 52,996 shares issued of Series C stock of $264,980 and the 52,998 shares of Series B stock of $490,250 has been charged to retained earnings. Each share of Series B, C and D stock is convertible into
1.177 shares of common stock and each share of Series E stock is convertible into one share of common stock.

     The Series B through Series D Convertible Preferred Stock and the Series E Convertible Preferrred Stock are redeemable in whole or in part at the option of Regent, at a price of $8.50 and $10.00 per share, respectively, plus declared but unpaid dividends.

     In connection with the 10% stock dividend issued in the form of Series B through Series D preferred stock, the organizers had the obligation to purchase these shares from the recipients at $10 per share. Regent has issued to each organizer who was required to purchase any share of the stock dividend a warrant to purchase one-half of a share of common stock at $8.50 per share for each share of preferred stock purchased. The warrants are exercisable for a period of five years from the date of issue at a purchase price of $8.50 per share. In connection with the issuance of the Series B, C and D Convertible Preferred Stock, warrants for the purchase of 24,977, 25,319 and 25,852 shares, respectively, have been issued to the organizers. These warrants expire on the latter of the consummation date of the proposed merger with Carnegie Bancorp (subject to the condition that, during such period of extension from their original expiration date, such warrants may not be exercised for the purchase of Regent Common Stock but shall only represent the right to receive Carnegie Common Stock as provided in the Merger Agreement), 30 days after termination of the Merger Agreement or the expiration date of the warrant. See Note 21.

                            REGENT BANCSHARES CORP.

     In July 1993 and May 1992, Regent paid 7% and 10% common stock dividends resulting in the issuance of an additional 57,287 and 67,592 shares, respectively, of common stock. In connection with preferred stock, options, and warrants, approximately 1,600,000 shares have been reserved for issuance upon exercise or conversion in accordance with the antidilution and adjustment provisions of the various issues. Per share data and the weighted average number of shares outstanding for all periods presented in the consolidated statements of income have been adjusted to reflect the payment of the common stock dividend.

18. DIVIDEND AND LOAN LIMITATIONS

     The dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal limitations. Under such limitations, $235,000 is currently available for the payment of dividends by the Bank to Regent at December 31, 1995 and may be subject to regulatory approval. See Note 2.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Regent, unless the loans are secured by specific obligations. At December 31, 1995, the maximum amount available for transfer from the Bank to Regent in the form of loans approximated 10% of consolidated net assets.

19. REGENT BANCSHARES CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                                                                         DECEMBER 31
                                                                                ------------------------------
                                                                                     1995            1994
                                                                                --------------  --------------
ASSETS
Cash..........................................................................  $          100  $          100
Other investment securities...................................................         247,381         134,147
Other assets..................................................................          72,931         126,113
Investment in subsidiary......................................................      12,836,662      14,748,926
                                                                                --------------  --------------
  Total assets................................................................  $   13,157,074  $   15,009,286
                                                                                --------------  --------------
                                                                                --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities.............................................................  $       53,718  $       53,718
Subordinated debentures.......................................................       2,750,000       2,750,000
Shareholders' equity..........................................................      10,353,356      12,205,568
                                                                                --------------  --------------
  Total liabilities and shareholders' equity..................................  $   13,157,074  $   15,009,286
                                                                                --------------  --------------
                                                                                --------------  --------------

                            REGENT BANCSHARES CORP.

19. REGENT BANCSHARES CORP. (PARENT COMPANY ONLY) FINANCIAL
    INFORMATION -- (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                          1995           1994           1993
                                                                     --------------  -------------  -------------
Dividend from subsidiary...........................................  $      250,000  $     250,000  $          --
Interest income....................................................           7,360          4,312          3,896
                                                                     --------------  -------------  -------------
  Total income.....................................................         257,360        254,312          3,896
                                                                     --------------  -------------  -------------
Expenses:
  Interest.........................................................         219,606        217,612         28,456
  Other............................................................          75,501         43,363         43,177
                                                                     --------------  -------------  -------------
     Total expenses................................................         295,107        260,975         71,633
                                                                     --------------  -------------  -------------
                                                                            (37,747)        (6,663)       (67,737)
Income tax benefit.................................................         (97,800)       (87,300)       (23,000)
                                                                     --------------  -------------  -------------
Income (loss) before equity in undistributed net (loss) income of
  subsidiary.......................................................          60,053         80,637        (44,737)
Equity in undistributed net (loss) income of subsidiary............      (3,186,650)       422,188      1,221,846
                                                                     --------------  -------------  -------------
Net (loss) income..................................................  $   (3,126,597) $     502,825  $   1,177,109
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                          1995           1994           1993
                                                                     --------------  -------------  -------------
Cash flows from operating activities:
  Net (loss) income................................................  $   (3,126,597) $     502,825  $   1,177,109
  Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
     Decrease (increase) in other assets...........................          53,181        (80,819)       (23,257)
     Equity in undistributed net (loss) income of subsidiary.......       3,186,650       (422,188)    (1,221,846)
     Increase in other liabilities.................................              --         26,883         26,836
                                                                     --------------  -------------  -------------
        Total adjustments..........................................       3,239,831       (476,124)    (1,218,267)
                                                                     --------------  -------------  -------------
        Net cash provided by (used in) operating activities........         113,234         26,701        (41,158)
                                                                     --------------  -------------  -------------
Cash flows from investing activities:
  (Increase) decrease in investment securities.....................        (113,234)       (26,701)        41,158
  Increase in investment in subsidiary.............................              --       (200,000)    (2,550,000)
                                                                     --------------  -------------  -------------
        Net cash used in investing activities......................        (113,234)      (226,701)    (2,508,842)
                                                                     --------------  -------------  -------------
Cash flows from financing activities:
  Issuance of subordinated debentures..............................              --        200,000      2,550,000
                                                                     --------------  -------------  -------------
Net change in cash.................................................              --             --             --
Cash, beginning of year............................................             100            100            100
                                                                     --------------  -------------  -------------
Cash, end of year..................................................            $100           $100           $100
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

                            REGENT BANCSHARES CORP.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     CASH AND FEDERAL FUNDS SOLD: The carrying amounts for cash and federal funds sold approximate the fair values of those assets.

     MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES: Fair values are based on quoted market prices, if available. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

     LOANS: For floating rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair values for fixed rate commercial real estate and commercial and industrial loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar terms and credit quality.

     MORTGAGE LOANS HELD FOR SALE: Due to their short-term nature, the carrying amount of mortgage loans held for sale approximates fair value.

     DEPOSIT LIABILITIES: The fair value of demand deposits, NOW and savings accounts, and money market deposits is the amount payable on demand at the reporting date. Fair values for fixed rate certificates of deposit are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

     ADVANCES FROM FHLB: The carrying amount of short-term advances approximates their fair values. Rates currently available for advances with similar terms and remaining maturities are used to estimate the fair value of long-term advances.

     SUBORDINATED DEBENTURES: Rates currently available to Regent for debt with similar terms and remaining maturities are used to estimate fair value.

     OFF-BALANCE-SHEET INSTRUMENTS: The carrying amount of off-balance-sheet instruments approximates their fair value as these commitments are short-term and are primarily variable rate agreements.

                            REGENT BANCSHARES CORP.

     The estimated fair value of Regent's financial instruments at December 31, 1995 and 1994 follows:

                                                                         1995                      1994
                                                               ------------------------  ------------------------
                                                                CARRYING       FAIR       CARRYING       FAIR
                                                                 AMOUNT        VALUE       AMOUNT        VALUE
                                                               -----------  -----------  -----------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash.......................................................  $     6,919  $     6,919  $     2,802  $     2,802
  Investment securities......................................           --           --          125          125
  Investment securities available for sale...................       47,725       47,725       35,057       35,057
  Mortgage-backed securities held to maturity................       91,244       89,895      121,482      113,190
  Loans, net.................................................       99,409       98,450       74,146       73,618
  Mortgage loans held for sale...............................       12,874       13,271        5,388        5,388
Financial Liabilities:
  Deposits...................................................      196,132      198,196      161,061      160,678
  Advances from FHLB.........................................       43,655       43,709       63,037       62,951
  Subordinated debentures....................................        2,750        2,895        2,750        2,438
Off-Balance Sheet Instruments:
  (Notional amounts)
  Commitments to extend credit...............................        3,950        3,950          350          350
  Letters of credit..........................................          305          305          487          487
  Commitments under lines of credit..........................       18,009       18,009        6,807        6,807

21. BUSINESS COMBINATION

     On August 30, 1995, with the approval of the Board of Directors, Regent and the Bank entered into an Agreement and Plan of Merger (the Agreement) with Carnegie Bancorp (Carnegie) and its wholly-owned subsidiary, Carnegie Bank, N.A.
(CBN) which provides that Regent will be merged with and into Carnegie (the merger), and CBN will be merged with and into the Bank, which will conduct business under the name Carnegie Regent Bank, N.A. Because of the losses incurred by Regent for the year ended December 31, 1995, Carnegie and Regent are currently negotiating an amendment to the Merger Agreement which Regent anticipates will provide for an exchange ratio of Carnegie securities for Regent securities based upon the relative book values of Carnegie and Regent as of a future date to be determined. Management of Regent believes that Carnegie and Regent will agree on the terms of this amendment to the Merger Agreement, but there can be no assurance that Carnegie and Regent will do so or that the merger will occur. To effect the merger, the approval of a majority of voting shareholders of the Company and Carnegie and receipt of all governmental and other required approvals, including the approval of the Office of the Comptroller of the Currency and the Federal Reserve Bank, is necessary.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers of Regent, each of whom serves at the discretion of the Board of Directors except as noted below, and the directors of Regent are as follows:

                                                                                                        OFFICER/DIRECTOR
NAME                                            AGE                  POSITION WITH REGENT                     SINCE
- ------------------------------------------      ---      ---------------------------------------------  -----------------
Harvey Porter (1).........................          64   President, Chief Executive Officer                      1986
                                                         and a Director
David W. Ring.............................          80   Chairman of the Board and a Director                    1986
Abraham L. Bettinger......................          60   Chairman of the Board and a Director                    1986
Barbara H. Teaford (2)....................          48   Executive Vice President,                               1986
                                                         Secretary and a Director
Leonard S. Dwares.........................          61   Assistant Treasurer and a Director                      1986
O. Francis Biondi.........................          63   Director                                                1986
Lance T. Funston..........................          53   Director                                                1989
James J. Mooney...........................          51   Director                                                1989
Edward Parnes, Ph.D.......................          74   Director                                                1989
Robert J. Reichlin........................          70   Director                                                1989
Stephen J. Carroll........................          44   Treasurer, Chief Financial Officer                      1990
                                                         and Accounting Officer
Harry D. Zutz.............................          78   Director                                                1989

- ------------------
(1) Regent has a year-to-year employment agreement with Harvey Porter, under which he received an annual salary of $175,672 during 1995.
(2) Regent has a year-to-year employment agreement with Barbara H. Teaford, under which she received an annual salary of $118,939 during 1995.

     The following is a brief listing of the principal occupation, and certain other affiliations of each executive officer and director of Regent.

     Mr. Porter is presently, and has been since December 1986, the President, Chief Executive Officer and a director of Regent. Mr. Porter has also served as the Bank's President and Chief Executive Officer since its inception in June 1989. From 1980 to 1985, he was at various times President, Chief Executive Officer, Vice Chairman, a control shareholder and consultant with the First National Bank of Wilmington and from 1977 to 1983, he was a director, officer and a control shareholder of Integrity Holding Co., its one-bank holding company. Mr. Porter had been a practicing attorney and has been involved in various real estate and business ventures.

     Mr. Ring is presently, and has been since December 1986, the Chairman of the Board and a director of Regent. He has also been the Chairman of the Board of the Bank since its inception. He was formerly a consultant to, and a director of, Larami Corporation, a toy manufacturer, a director and a control shareholder of the First National Bank of Wilmington and a director of Integrity Holding Co., its one-bank holding company. Mr. Ring was a director of the Port Corporation of Philadelphia and was formerly a director and Corporate Vice President of Tasty Baking Co.

     Mr. Bettinger is presently, and has been since 1986, the Vice Chairman of the Board of Directors and a director of Regent. Mr. Bettinger has also served as the Vice Chairman of the Bank since its inception in June 1989. Mr. Bettinger is the President of Bettinger & Leech, Inc., a bank consulting firm, and Chairman of Bettinger & Leech Financial Corp. Bettinger & Leech, Inc. has acted as a consultant to the Bank since the commencement of operations in June 1989. Regent paid consulting fees of approximately $70,000 to Bettinger & Leech, Inc. during 1995 and reimbursed expenses of approximately $16,600. From 1973 to 1981, he was a Senior Vice President of Keefe, Bruyette & Woods, Inc., a bank consulting and investment banking firm, where he headed the firm's bank consulting activities. Mr. Bettinger was formerly a Vice President with Manufacturers Hanover Trust Company.

     Mrs. Teaford is presently, and has been since 1987, the Executive Vice President and a director of Regent. She has also been the Executive Vice President of the Bank since its inception, and the Secretary of Regent since 1990. From 1985 through 1987, she was Vice President and manager of the Southern Asset Based Lending District of The Philadelphia National Bank. From 1984 to 1985, she was a Vice President in the Regional Corporate Banking Division and from 1981 to 1984, she was a Commercial Officer and Assistant Vice President in the Large Corporate Banking Division, both with The Philadelphia National Bank. From 1982 to 1986, she was a director and Secretary of the Board of Directors of the Central National Bank of Greencastle, Indiana. Mrs. Teaford is a member of the Board of Directors of a number of charitable and civic organizations, including the Pennsylvania Horticultural Society and the Settlement Music School.

     Mr. Carroll is presently, and has been since 1990, the Treasurer and Chief Financial Officer and Accounting Officer of Regent. He has also been Senior Vice President and Chief Financial Officer of the Bank since 1990. From December 1987 to July 1990, he was Executive Vice President and Chief Operating Officer of Metrobank of Philadelphia, N.A. From February 1986 to December 1987, he was Vice President of Corporate Finance with the investment banking firm of Ryan, Beck & Co.

     Mr. Dwares is presently the Assistant Treasurer and Director of Regent. He has been a Director since 1986 and the Assistant Treasurer since 1990. Prior to becoming the Assistant Treasurer he acted as the Treasurer of Regent from 1986 to 1990. Mr. Dwares is currently President and principal shareholder of Leonard
S. Dwares & Co., P.A., Certified Public Accountants. Mr. Dwares was formerly a director of The First National Bank of Wilmington and a member of the audit and loan committees. He is a Chartered Financial Consultant.

     Mr. Biondi is presently a director of Regent and had served as Vice Chairman and Secretary of Regent from its inception to 1990. He has been a senior partner with the law firm of Morris, Nichols, Arsht & Tunnell of Wilmington, Delaware for more than five years, which firm was paid $100,500 by Regent for professional services during 1995. From 1974 to 1983, he was a director and a control shareholder of The First National Bank of Wilmington and Integrity Holding Co., its one-bank holding company. Mr. Biondi is a former member of the State of Delaware Council on Banking, former President of the Delaware Bar Association and former City Solicitor of Wilmington, Delaware.

     Mr. Funston is the President and Chief Executive Officer of TelAmerica Media Inc., a firm specializing in the telemarketing of various consumer products. Mr. Funston previously served as an Assistant to the Director of the Federal Deposit Insurance Corporation and was formerly an assistant to a member of the Board of Governors of the Federal Reserve System.

     Mr. Mooney is the Chief Executive Officer of Searchtec Holding, Inc., a title insurance, real property appraisal and public records research company. He was formerly the Chairman of Industrial Valley Title Insurance Group, Philadelphia, Pennsylvania.

     Dr. Parnes is the Executive Director of Philadelphia Mental Health Clinic and the President of Walnut Mortgage Co. and Boulevard Hotel Corporation. He is also an Assistant Clinical Professor at Hahnemann Medical College and the Hospital of the University of Pennsylvania.

     Mr. Reichlin is the President of Zuckerman-Honickman, Inc., a distributor of glass and plastic containers. He is also the Vice President of Vanguard of Pennsylvania, a manufacturer of plastic bottles, the Chairman of the Board of Vanguard Plastics of California, also a manufacturer of plastic bottles, and Treasurer of Delta Industries, a distributor of bottles and sprayers. Mr. Reichlin is a

Trustee of Albert Einstein Medical Center and a member of its executive committee. He is also a former President of The Locust Club.

     Mr. Zutz is Chairman of the Board of both Harry David Zutz Insurance, Inc. and Professional Liability Insurance, Inc., regional insurance agencies with offices in Wilmington, Delaware and London, England. Harry David Zutz Insurance, Inc., acting as insurance agent, has obtained various types of insurance for Regent since its inception in June 1989. Regent paid insurance premiums of approximately $89,700 to Harry David Zutz Insurance, Inc. during 1995. Mr. Zutz is a member of Lloyds of London and a former director of the Bank of Delaware. He is also involved with various real estate interests.

AUDIT AND COMPENSATION COMMITTEES

     Leonard S. Dwares, a director of Regent and the Bank, and Nelson C. Mishkin and Paul L. Jaffe, who are directors of the Bank, serve as the Audit Committee and the Compensation Committee of the Board of Directors of the Bank. Regent is solely a holding company and has no business activities other than those conducted by the Bank. Officers of Regent are not, in such capacities, separately compensated by Regent. The Audit Committee acts as a liaison between the Bank's internal accounting staff and its internal auditors and its independent public accountants and reports to the Board of Directors of the Bank with respect to financial reporting, financial practices and the adequacy of internal controls. The Compensation Committee considers and makes recommendations to the Board of the Bank with respect to appropriate levels of compensation for the officers and other executives of the Bank. Regent has no nominating committee.

SECTION 16(A) REPORTING DELINQUENCIES

     Section 16(a) of the Securities Exchange Act of 1934 (the 'Exchange Act') requires that the officers and directors of a corporation, such as Regent, which has a class of equity securities registered under Section 12 of the Exchange Act, as well as persons who own more than 10% of a class of equity securities of such a corporation, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation, the Securities and Exchange Commission (the 'SEC') and Nasdaq. Based upon written representations received by Regent from its officers and directors, and Regent's review of the monthly statements of ownership changes filed with the Company by its officers and directors during 1995, Regent believes that all such filings required during 1995 were made on a timely basis, except for Barbara Teaford who amended her initial Form 3 Report to correct her holdings with respect to warrants and options and for Leonard Dwares who reported late on Form 4 two transactions which involved the conversion of Regent's preferred stock to common stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the years ended December 31, 1995, 1994 and 1993 of the chief executive officer and of each other executive officer of Regent and the Bank whose salary in 1995 exceeded $100,000. No bonuses were paid to executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      ANNUAL
                                                                                   COMPENSATION
                     NAME AND PRINCIPAL POSITION                          YEAR      SALARY ($)
- ----------------------------------------------------------------------  ---------  -------------
Harvey Porter, President and Chief Executive Officer..................       1995       175,672
                                                                             1994       164,479
                                                                             1993       155,122

Barbara H. Teaford, Executive Vice President..........................       1995       118,939
                                                                             1994       109,300
                                                                             1993       105,000

     There is no other annual compensation or long-term compensation that is required to be disclosed in the foregoing table.

     Compensation for the above-named individuals is being paid pursuant to employment agreements, the current terms of which expire in May 1996, and thereafter automatically extend for successive one-year periods, subject to prior written notice of termination by either individual or Regent, in each case, no later than 90 days prior to expiration of the then current term. Such agreements require continuation of compensation for one year to the executive's spouse, issue or estate in the event of death. The agreements do not provide for severance payments. These agreements will be terminated at the Effective Time of the Merger when Mr. Porter and Mrs. Teaford will enter into employment agreements with Carnegie.

     As of December 31, 1995, the Bank had outstanding loans to various officers, directors, and advisory directors of Regent and the Bank and their families and various entities of which such persons are directors and officers. Such loans were made in the ordinary course of the Bank's business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and did not involve more than the normal risk of collectibility or present other unfavorable features.

OPTION GRANTS AND EXERCISES AND FISCAL YEAR-END OPTION VALUES

     During the fiscal year ended December 31, 1995, Regent did not grant any stock options to any executive officer named in the Summary Compensation Table. Regent does not grant stock appreciation rights. The following table sets forth information with regard to unexercised options at December 31, 1995 for the named executives, adjusted for stock dividends paid in 1992 and 1993; no options were exercised by them in 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                 OPTIONS AT 12/31/95 (#)           OPTIONS AT 12/31/95 ($)
                                                             --------------------------------  --------------------------------
                           NAME                              EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
- -----------------------------------------------------------  -----------  -------------------  -----------  -------------------
Harvey Porter..............................................      70,620                0          158,900                0
Barbara H. Teaford.........................................      41,783.5              0           94,000                0

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to security ownership, as of March 8, 1996, with respect to (a) each person who is known by Regent's Board of Directors to own beneficially more than 5% of Regent's outstanding Common Stock or Series A Convertible Preferred Stock, Regent's only voting securities, (b) each of Regent's directors, (c) each person named in the Summary Compensation Table and (d) all of Regent's executive officers and directors as a group.

                                                                           SERIES A CONVERTIBLE    WARRANTS AND
                                                    COMMON STOCK             PREFERRED STOCK         OPTIONS
                                              -------------------------  ------------------------  ------------
                                               AMOUNT AND                AMOUNT AND                 AMOUNT AND
                                               NATURE OF                  NATURE OF                 NATURE OF
                                               BENEFICIAL     PERCENT    BENEFICIAL     PERCENT     BENEFICIAL
              NAME AND ADDRESS                OWNERSHIP(1)   OF CLASS     OWNERSHIP    OF CLASS    OWNERSHIP(2)
- --------------------------------------------  ------------  -----------  -----------  -----------  ------------
Abraham L. Bettinger........................      127,334(3)       11.7%      4,500(4)         *        59,899(5)
845 3rd Avenue
New York, NY 10022

O. Francis Biondi...........................      176,300(6)       15.9%      8,433          1.7%       82,055(7)
P.O. Box 1347
Wilmington, DE 19801-1347

Leonard S. Dwares...........................       11,088(8)        1.1%        200            *         9,412
300 Foulk Road
Suite One
Wilmington, DE 19803

Lance T. Funston (9)........................       57,860           5.4%     26,400          5.4%       11,770
2044 Spruce Street
Philadelphia, PA 19103

John Hynansky...............................       67,677           6.5%         --           --        26,482
c/o The Winner Group
P.O. Box 954
905 Shipley Street
Wilmington, DE 19899

James J. Mooney.............................       10,298           1.0%         --           --         7,356

Edward Parnes...............................       26,800(10)       2.6%      2,000            *        12,005

Harvey Porter and Anna Porter (11)..........      209,120          18.2%     11,833(12)      2.4%      119,534(13)
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Robert J. Reichlin..........................       21,798(14)       2.1%      5,000            *         8,827(15)
191 South Gulph Road
King of Prussia, PA 19406

David W. Ring...............................      186,403          16.8%     12,433          2.6%       82,597
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Barbara H. Teaford and
Stephen D. Teaford(12)......................      159,811(16)      14.5%      7,600          1.6%       77,436
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Harry D. Zutz...............................       18,826(17)       1.8%         --           --         9,415(18)
300 Delaware Avenue
Wilmington, DE 19899

All Directors and Executive Officers as a
Group (12 persons)..........................    1,015,481(19)      63.7%     79,999         16.6%      491,662

- ------------------
  * Less than 1%
 (1) Includes shares of Regent Common Stock currently issued and outstanding and shares of Regent Common Stock that may be issued upon conversion of Regent Series A and Series E Convertible Preferred Stock and the exercise of options and warrants exercisable within 60 days of December 31, 1995. For the purposes of this table, each share of Regent Series A and Series E Convertible Preferred Stock is treated as convertible into one share of Regent Common Stock. The persons listed in the table do not own any shares of Regent Series B, Series C and Series D Convertible Preferred Stock.

 (2) Represents shares of Regent Common Stock that may be acquired by the exercise of options and warrants exercisable within 60 days of December 31, 1995.

 (3) Includes 38,187 shares of Regent Common Stock owned by the Trustees of Bettinger & Leech, Inc. Profit Sharing Plan of which Mr. Bettinger is a Trustee; 10,695 shares of Regent Common Stock, owned by the Trustees of Bettinger & Leech, Inc. Money Purchase Plan of which Mr. Bettinger is a Trustee; 4,099 shares of Regent Common Stock owned by Bettinger & Leech Financial Corp. of which Mr. Bettinger is a principal and 10,004 shares of Regent Common Stock owned by Bettinger & Leech Inc., of which Mr. Bettinger is a principal. Mr. Bettinger shares voting and investment power with respect to these shares.

 (4) Includes 1,500 shares owned by the Bettinger & Leech, Inc. Profit Sharing Plan and 3,000 shares owned by Bettinger & Leech Financial Corp.

 (5) Includes shares of Regent Common Stock that may be acquired by the exercise of warrants as follows: 2,059 shares by Bettinger & Leech, Inc.; 4,708 shares by Mr. Bettinger's wife; 12,769 shares by the Bettinger & Leech, Inc. Profit Sharing Plan; 2,405 shares by the Bettinger & Leech, Inc. Money Purchase Plan; and 1,177 shares by Bettinger & Leech Financial Corp.

 (6) Includes 11,166 shares of Regent Common Stock owned by Mr. Biondi's wife in which Mr. Biondi disclaims beneficial ownership; 9,772 shares of Regent Common Stock owned by O. Francis Biondi, Trustee for Mary Biondi, daughter; 9,771 shares of Regent Common Stock owned by O. Francis Biondi, Trustee for
     O. Francis Biondi, Jr., son; and 2,529 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Biondi are convertible.

 (7) Includes shares of Regent Common Stock which may be acquired by the exercise of options and warrants of which 5,580 shares are owned by Mr. Biondi's wife in which Mr. Biondi disclaims beneficial ownership; 15,683 shares are owned by O. Francis Biondi, Trustee for Mary Biondi, daughter; and 15,683 shares are owned by O. Francis Biondi, Trustee for O. Francis Biondi, Jr., son.

 (8) Includes 60 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Dwares are convertible.

 (9) Mr. Funston and his wife own all of the shares, warrants and options set forth on this table as joint tenants with right of survivorship, and share voting and investment power with respect to all such securities. Includes 7,920 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Funston are convertible.

(10) Includes 600 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Parnes are convertible.

(11) Of these shares, 6,263 shares are owned jointly by Mr. Porter and his wife and 66,599 shares are owned by Mr. Porter's wife as trustee of Trust Under Deed dated 2/28/94 for the benefit of Mr. Porter's wife. Mr. Porter and his wife share voting and investment power with respect to all shares owned jointly.

(12) Of these shares, 2,900 shares are owned jointly by Mr. Porter and his wife and 8,933 shares are owned by Mr. Porter's wife as trustee of Trust Under Deed dated 2/28/94 for the benefit of Mr. Porter's wife. Mr. Porter and his wife share voting and investment power with respect to all shares owned jointly.

(13) Includes warrants to purchase 17,752 shares of Regent Common Stock owned by Mr. Porter's wife as trustee of Trust Under Deed dated 2/28/94 for the benefit of Mr. Porter's wife and options and warrants to purchase 84,030 owned jointly by Mr. Porter and his wife. Mr. Porter and his wife share voting and investment power with respect to all shares owned jointly.

(14) Includes 2,942 shares of Regent Common Stock owned by Zuckerman-Honickman, Inc., of which Mr. Reichlin is President.

(15) Includes 1,471 shares of Regent Common Stock that may be acquired by the exercise of warrants which are owned by Zuckerman-Honickman, Inc., of which Mr. Reichlin is President, and includes 117 shares of Regent Common Stock owned by Mr. Reichlin's wife, as to which he disclaims beneficial ownership.

(16) Mrs. Teaford and her husband, Stephen D. Teaford, own all of the shares, warrants and options set forth on this table as tenants by the entireties and share voting and investment power with respect to all such securities.

(17) Includes 2,942 shares of Regent Common Stock owned by H.D. Zutz Insurance, Inc. Profit Sharing Plan of which Mr. Zutz is a Trustee and shares voting and investment power.

(18) Includes warrants to purchase 1,471 shares of Regent Common Stock that may be acquired owned by Harry David Zutz Insurance, Inc. Profit Sharing Plan of which Mr. Zutz is a Trustee and shares voting and investment power.

(19) Includes 18,628 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by such persons are convertible.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to related party transactions involving Messrs. Bettinger, Biondi, and Zutz reported in Item 10 of this Form 10-K Annual Report, which information is incorporated by reference into this Item 13. Paul Jaffe, a director of the Bank, is employed by a law firm to which the Bank paid legal fees of $86,500 in 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The Index to the Financial Statements filed under Item 8 is as follows:

                                                                                                  PAGE NO. IN
                                                                                                  SEQUENTIAL
                                                                                               NUMBERING SYSTEM
                                                                                           -------------------------

(a) (1)     FINANCIAL STATEMENTS:

            Report of Independent Public Accountants dated                                               25
              May 23, 1996.

            Consolidated Balance Sheets, December 31, 1995 and 1994.                                     26

            Consolidated Statements of Income for the years ended                                        27
              December 31, 1995 and 1994, and 1993.

            Consolidated Statements of Shareholders' Equity for the years ended December                 28
              31, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows for the years ended December 31, 1995,                 29
              1994 and 1993.

            Notes to Consolidated Financial Statements.                                                  30

(a) (2)     FINANCIAL STATEMENT SCHEDULES:

     Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3)     EXHIBITS:

            The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K).

            Exhibits identified with an asterisk below comprise executive compensation plans and arrangements.

                                                                                                     PAGE NO. IN
EXHIBIT                                                                                              SEQUENTIAL
NO.                                                                                               NUMBERING SYSTEM
- ----------                                                                                      ---------------------
3(a)        Articles and Certificate of Incorporation (Pennsylvania)(1)                                     N/A

3(b)        Certificate of Incorporation (New Jersey)(1)                                                    N/A

3(c)        Articles and Certificate of Merger (Pennsylvania)(1)                                            N/A

3(d)        Certificate of Merger (New Jersey)(1)                                                           N/A

3(e)        By-Laws(1)                                                                                      N/A

4(a)        Form of Common Stock Certificate(1)                                                             N/A

                                                                                                     PAGE NO. IN
EXHIBIT                                                                                              SEQUENTIAL
NO.                                                                                               NUMBERING SYSTEM
- ----------                                                                                      ---------------------
4(b)        Form of Preferred Stock Certificate(1)                                                          N/A

4(c)        Series A Preferred Stock Designation(1)                                                         N/A

4(d)        Series B Preferred Stock Designation(1)                                                         N/A

4(e)        Series C Preferred Stock Designation(1)                                                         N/A

4(f)        Series D Preferred Stock Designation(1)                                                         N/A

4(g)        Series E Preferred Stock Designation(1)                                                         N/A

4(h)        Form of Warrant, as amended June 30, 1994(1)                                                    N/A

4(i)        Warrant Agreement dated May 24, 1989, as amended(2)                                             N/A

4(j)        Warrants with Hopper Soliday & Co., Inc. and its designee(2)                                    N/A

4(k)        Form of letter agreement in extensions of warrants and option dated September 1,
              1995(3)

*10(a)      Stock Option Plan(2)                                                                            N/A

*10(b)      Form of Incentive Stock Option(1)                                                               N/A

*10(c)      Form of Non-Statutory Stock Option(1)                                                           N/A

10(d)       Lease Agreement dated August 4, 1988 for the premises located at 1430 Walnut                    N/A
              Street, Philadelphia, PA(1)

*10(e)      Employment Agreement dated May 24, 1989 by and between Regent and Harvey Porter(2)              N/A

*10(f)      Employment Agreement dated May 24, 1989 by and between Regent and Barbara H.                    N/A
              Teaford(2)

10(g)       Amended and Restated Agreement and Plan of Merger as of August 30, 1995.(3)

21          Subsidiaries of Regent.(1)                                                                      N/A

27          Financial Data Schedule.

- ------------------

*          Denotes management contract or compensatory plan.
1          Incorporated by reference from the Registration Statement on Form S-1 of Regent, as amended, Registration No.
           33-27299.
2          Incorporated by reference from Regent's Form 10-K for the fiscal year ended December 31, 1989.
3          Incorporated by reference from Regent's Form 8-K Current Report dated September 20, 1995.
(b)        Reports on Form 8-K. There were no reports on Form 8-K filed by Regent during the quarter ended December 31,
           1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REGENT BANCSHARES CORP.

                             By:            /s/HARVEY PORTER
                                 --------------------------------------------
                                 Harvey Porter, President and
                                 Director (Principal Executive
                                 Officer)

Date: May 28, 1996

                             By:            /s/STEPHEN J. CARROLL
                                 --------------------------------------------
                                 Stephen J. Carroll, Treasurer
                                 (Principal Financial Officer and
                                 Accounting Officer)

Date: May 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                    TITLE                                                  DATE
                  ---------                    -----                                                  ----
/s/  HARVEY PORTER                             President (Principal Executive                      May 28, 1996
- -----------------------------------------      Officer) and Director
Harvey Porter

/s/  DAVID W. RING                             Chairman of the Board and                           May 28, 1996
- -----------------------------------------      Director
David W. Ring

/s/  ABRAHAM L. BETTINGER                      Vice Chairman of the Board and Director             May 28, 1996
- -----------------------------------------
Abraham L. Bettinger

/s/  O. FRANCIS BIONDI                         Director                                            May 28, 1996
- -----------------------------------------
O. Francis Biondi

/s/  BARBARA H. TEAFORD                        Executive Vice President and Director               May 28, 1996
- -----------------------------------------
Barbara H. Teaford

/s/  LEONARD S. DWARES                         Director                                            May 28, 1996
- -----------------------------------------
Leonard S. Dwares

- -----------------------------------------      Director                                            May __, 1996
Lance T. Funston

- -----------------------------------------      Director                                            May __, 1996
James J. Mooney

- -----------------------------------------      Director                                            May __, 1996
Edward Parnes

- -----------------------------------------      Director                                            May __, 1996
Robert J. Reichlin

/s/  HARRY D. ZUTZ                             Director                                            May 28, 1996
- -----------------------------------------
Harry D. Zutz