Form 10-Q
period 1996-03-31
REGENT BANCSHARES CORP
filed 1996-06-13
CIK 846979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        March 31, 1996
                                            ---------------------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                   Commission File Number           0-17753
                                         ----------------------------

                             REGENT BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  New Jersey                               23-2440805
         -------------------------------                ----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


     1430 Walnut Street, Philadelphia, PA                    19102
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)

                                 (215) 546-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

                      Yes       X        No
                          --------------    --------------

     The number of shares of the Registrant's Common Stock and Series A Convertible Preferred Stock outstanding at March 31, 1996 was 1,017,687 and 481,982, respectively.

Part I.  FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


ASSETS                                                                           March 31, 1996   Decmber 31, 1995
                                                                                 --------------   ----------------

Cash and due from banks                                                            $   4,172,646    $   6,918,680
Investment securities available for sale                                              45,059,628       47,725,261
Mortgage-backed securities held to maturity                                           87,601,012       91,244,148
Mortgage loans held for sale                                                          13,741,689       12,873,725
Loans, net of unearned interest and loan costs                                       113,806,064      105,910,034
         Less: Allowance for loan losses                                              (5,926,921)      (6,500,882)
                                                                                    ------------     ------------
                  Net loans                                                          107,879,143       99,409,152
                                                                                    ------------     ------------
Premises and equipment, net                                                              786,764          704,487
Other real estate owned                                                                  179,627               --
Accrued interest receivable                                                            1,720,048        1,739,969
Prepaid expenses and other assets                                                      2,147,293        1,896,639
                                                                                    ------------     ------------
                           Total Assets                                            $ 263,287,850    $ 262,512,061
                                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
         Non-interest bearing                                                      $  12,332,265    $  12,621,000
         Interest bearing:
                  NOW and money market                                                 8,327,550        7,623,514
                  Savings                                                             50,412,080       50,602,549
                  Certificates of deposit                                            125,750,860      125,284,579
                                                                                    ------------     ------------
                           Total Deposits                                            196,822,755      196,131,642
Advances from Federal Home Loan Bank of Pittsburgh                                    44,637,186       43,655,302
Subordinated debentures                                                                2,750,000        2,750,000
Accrued interest payable                                                               4,318,908        5,310,396
Other liabilities                                                                      4,471,433        4,311,365
                                                                                    ------------     ------------
                           Total Liabilities                                         253,000,282      252,158,705
                                                                                    ------------     ------------

Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized
    Series A, 481,982 and 484,032 shares issued and
      outstanding; entitled to $4,819,820 in involuntary
      liquidation                                                                         48,198           48,403
    Series B, 3,920 and 4,270 shares issued and outstanding;
      entitled to $39,200 in involuntary liquidation                                         392              427
    Series C, 3,135 and 3,485 shares issued and
      outstanding; entitled to $31,350 in involuntary
      liquidation                                                                            313              349
    Series D, 3,425 and 3,790 shares issued and outstanding;
      entitled to $34,250 in involuntary liquidation                                         342              379
    Series E, 68,836 and 85,615 shares issued and
      outstanding; entitled to $688,360 in involuntary
      liquidation                                                                          6,884            8,562
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 1,017,687 and 997,615 shares issued and
    outstanding                                                                          101,769           99,761
  Capital surplus                                                                     13,300,837       13,300,855
  Accumulated deficit                                                                 (2,738,973)      (2,956,765)
  Net unrealized loss on securities available for sale                                  (432,194)        (148,615)
                                                                                    ------------     ------------
                           Total Shareholders' Equity                                 10,287,568       10,353,356
                                                                                    ============     ============
Total Liabilities & Shareholders' Equity                                           $ 263,287,850    $ 262,512,061
                                                                                    ============     ============

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                       1996         1995
                                                    ----------   ----------

Interest Income:
         Loans, including fees                      $3,063,283   $1,933,491
         Investment securities                       2,279,504    2,666,702
                                                     ---------    ---------
                  Total interest income              5,342,787    4,600,193
                                                     ---------    ---------
Interest Expense:
         Deposits                                    2,579,037    1,818,154
         Short-term borrowings                         547,060      978,216
         Long-term debt                                160,524       54,172
                                                     ---------    ---------
                  Total interest expense             3,286,621    2,850,542
                                                     ---------    ---------
                  Net interest income                2,056,166    1,749,651
Provision for loan losses                              175,000       70,000
                                                     ---------    ---------
                  Net interest income after
                    provision for loan losses        1,881,166    1,679,651
                                                     ---------    ---------

Other Income:
         Service charges on deposit accounts            22,980       22,755
         Other                                           4,746        6,000
                                                     ---------    ---------
                  Total other income                    27,726       28,755
                                                     ---------    ---------
Other Expenses:
         Salaries and employee benefits                498,721      423,827
         Professional services                         209,885      169,845
         Rent                                           43,464       43,464
         Other occupancy expense                        43,616       36,839
         Depreciation and amortization                  55,900       43,100
         Insurance                                      15,592      104,858
         Auto insurance premium finance servicing      412,794      228,549
         Other                                         266,028      266,569
                                                     ---------    ---------
                  Total other expenses               1,546,000    1,317,051
                                                     ---------    ---------
Income before income taxes                             362,892      391,355
Provision for income taxes                             145,100      133,000
                                                     ---------    ---------

NET INCOME                                             217,792      258,355

Preferred stock dividends                              144,600       78,855
                                                     ---------    ---------
Earnings for common stock                           $   73,192   $  179,500
                                                     =========    =========

Earnings per common share:
         Primary                                    $      .05   $      .18
         Fully diluted                                      --   $      .17

Weighted average number of shares outstanding:
         Primary                                     1,357,980    1,014,272
         Fully diluted                                      --    1,529,250

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                               1996           1995
                                                           ------------    ------------
Cash Flows From Operating Activities:
  Net income                                               $    217,792    $    258,355
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities -
         Provision for loan losses                              175,000          70,000
         Depreciation and amortization                           55,900          43,100
         Net amortization of premiums and accretion of
           discounts on investment securities and
           investment securities available for sale             212,411         155,082
         Increase in unearned interest and fees                 140,580          19,890
         Decrease in accrued interest receivable                 19,921         108,468
         Decrease in prepaid expenses, other assets,
           and other real estate owned                         (430,281)        175,459
         (Decrease) increase in accrued interest payable       (991,488)        222,900
         Increase in other liabilities                          160,068          77,467
         Purchases of mortgage loans held for sale          (12,614,352)     (4,816,164)
         Proceeds from sales of mortgage loans held
           for sale                                          11,746,388       7,690,494
                                                            -----------      ----------
                  Total adjustments                          (1,525,853)      3,746,696
                                                            -----------     -----------
         Net cash (used in) provided by operating
           activities                                        (1,308,061)      4,005,051
                                                            -----------     -----------

Cash Flows From Investing Activities:
  Net increase in loans                                      (8,785,571)     (2,976,806)
  Principal collected on investment and
    mortgage-backed securities                                4,076,936       3,088,336
  Principal collected on investment securities
    available for sale                                        1,735,844         999,385
  Net decrease in U.S. Treasury bills                                --         124,672
  Purchases of premises and equipment                          (138,179)        (14,697)
                                                            -----------     -----------
         Net cash (used in) provided by
           investing activities                              (3,110,970)      1,220,890
                                                            -----------     -----------

Cash Flows From Financing Activities:
  Net increase  in total deposits                               691,113       5,537,132
  Net increase (decrease) in advances
         from Federal Home Loan Bank of Pittsburgh
         with original maturities less than three
         months                                                 981,884     (10,169,572)
                                                            -----------     -----------
         Net cash provided by (used in) financing
        activities                                            1,672,997     ( 4,632,440)
                                                            -----------     -----------

Net (decrease) increase in cash & cash equivalents           (2,746,034)        593,501

Cash & cash equivalents, beginning of year                    6,918,680       2,802,177
                                                            -----------     -----------
Cash & cash equivalents, end of period                     $  4,172,646    $  3,395,678
                                                            ===========     ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $  4,278,109    $  2,627,462
    Income taxes                                                     --              --

Supplemental Schedule of Non-Cash Investing and
  Financing Activity:
  Conversion of preferred stock to common stock            $      1,991    $        273


                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY


                   Notes to Consolidated Financial Statements




1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited, consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank") as of March 31, 1996 and December 31, 1995, and the results of their operations and cash flows for the three months ended March 31, 1996 and 1995.

2. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per common share for all periods presented is based on the weighted average number of common shares outstanding, and common stock equivalents, after consideration of preferred stock dividends. Common stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock and, for the three months ended March 31, 1996, outstanding stock options and warrants. For the three months ended March 31, 1996 and 1995, the weighted average number of common shares includes 340,802 and 87,265 shares, respectively, attributable to common stock equivalents.

         Fully diluted earnings per share for the three months ended March 31, 1995 assumes the conversion of preferred stock and 1,529,250 shares were used in the calculation. Fully diluted earnings per share for the three months ended March 31, 1996 is not presented since such presentation is anti-dilutive.

4. In October 1995, the U.S. Bankruptcy Court issued an order approving the settlement of a matter involving the bankruptcy of a mortgage banking company for which the Bank had funded residential mortgages. As part of the settlement, the Bank's request to receive assignment of notes and mortgages of approximately $7,600,000 was granted and the trustee and creditor's committee agreed not to object to the Bank's unsecured claims against the debtor in the bankruptcy proceedings. Additionally, the Bank agreed to pay the trustee $175,000 and will lend the trustee up to an additional $175,000 to pay counsel fees in connection with litigation by the trustee against a third party. The Bank also agreed to make an additional loan up to $50,000 and a third loan of $75,000, (subject to certain conditions), to pay fees and expenses of professionals (other than attorneys) in connection with the claim against the third party. The loans will bear interest at the Bank's prime rate plus one percent per annum, and will be secured by a continuing first lien on, and security interest in (after administrative expenses, as defined), the trustee's right, title and interest in the assets of the debtor's bankrupt estate. The Bank's payment to the trustee of $175,000 was charged to expense in the year ended December 31, 1995. Management believes the Bank's loan commitments under the settlement are recoverable based upon its current assessment of the outcome of the litigation against the third party. The Bank's unsecured claims against the debtor approximate $2.5 million, with recovery primarily dependent on successful litigation against the third party.

         In the opinion of management, after discussions with legal counsel, the resolution of these matters is not expected to have a material adverse effect on Regent's consolidated financial condition or results of operations.

5. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118") effective January 1, 1995. Under the new standard, the 1995 and 1996 allowance for credit losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118 is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral for certain collateral dependent loans. Furthermore, in-substance foreclosures are classified as loans and are stated at the lower of cost or fair value. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Consumer loans are comprised primarily of automobile insurance premium finance loans ("IPF"). Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on Regent's financial condition, cash flows or results of operations.

         Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes, non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; significant change in ownership or loss of guarantors to the detriment of credit quality. A minimal delay or shortfall is defined by the Bank as a delay of less than 90 days in making full contractual payment, or when there are no significant credit weaknesses which will further delay or stop the borrower from repaying principal and interest in full under original contract terms.

         Loans evaluated under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of March 31, 1996, there were no restructured loans.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions, and such other relevant factors. The allowance is increased by provisions for loan losses charged against income and is reduced by net charge-offs. The allowance is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Overview - regarding the loss estimate associated with IPF loans.

         At March 31, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $15.9 million, of which $2.6 million were non-accrual loans and $9.4 million were delinquent IPF loans. The related allowance for credit losses for these impaired loans is $5.4 million. For approximately $10.0 million of impaired loans, the reserve was based on the expected future cash flows and the remaining $5.6 million was based on the fair value of the collateral.

         An asset which no longer retains any value to the Bank will be charged-off immediately. Assets whose value has depreciated will be charged-off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long term. Bank policy is to pursue aggressively any likely recovery against charged-off assets.

         The Bank applies all payments received on non-accrual loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the three months ended March 31, 1996, the Bank did not recognize any interest income using the cash basis of income recognition.

6. For the year ended December 31, 1995, the Bank recorded a provision for loan losses of $4.5 million in connection with a loss exposure identified in the Bank's IPF loan portfolio. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL OVERVIEW

Regent Bancshares Corp. ("Regent"), the holding company for Regent National Bank (the "Bank"), recorded net income of $217,792 or $.05 per share for the quarter ended March 31, 1996 compared to $258,355 or $.18 per share for the first quarter of 1995. The principal factors that decreased the quarterly earnings were increases in the provision for loan losses of $105,000 and in other expenses of $228,949, which were offset by an increase in net interest income of $306,515.

Total assets of $263,287,850 at March 31, 1996 were comparable to total assets at December 31, 1995 of $262,512,061. The mix of assets, however, shifted slightly as total loans at March 31, 1996 of $113,806,064 exceeded total loans at December 31, 1995 of $105,910,034 by $7,896,030 while investment securities available for sale and held to maturity decreased by $6,308,769 from December 31, 1995 to March 31, 1996. This change in asset mix reflects the continuing emphasis on loan growth by reinvesting the cash flow from the mortgage-backed securities portfolio into commercial and consumer loans.

At March 31, 1996 and December 31, 1995, a substantial portion of the
Bank's consumer loans, $19.4 million and $16.8 million (net of $990,200 and $930,000 of unearned interest, respectively), consisted of automobile insurance premium finance loans ("IPF"). These loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans are serviced for the Bank by a servicing company (the "Servicer") under a Processing, Servicing, Marketing and Consulting Agreement (the "Agreement"). The Agreement provides, among other things, that the Servicer is to solicit IPF loans, maintain compliance with applicable laws and regulations and process and service the IPF loans including the collection of repayments from borrowers and of unearned premium balances from insurers on cancelled insurance policies. Under the Agreement, the Bank receives all collections and pays the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Agreement, from the IPF loan portfolio.

During the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which caused management of the Bank to believe that the Servicer may have reported interest and fee income from IPF loans in default and may not have cancelled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995, which amount was material to the consolidated financial statements.

In order to assess the risk of loss on the IPF loan balance at March 31, 1996 and December 31, 1995 and the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and the first quarter of 1996.

During the period January 1, 1996 to May 15, 1996, the Bank has applied all cash receipts from delinquent IPF borrowers to the principal balances of such delinquent loans and the proceeds of the unearned premiums from insurance companies applicable to principal and interest to the principal balances of delinquent IPF loans, thereby reducing the Bank's possible loss exposure on the December 31, 1995 IPF loan balance to approximately $4.5 million. The $4.5 million loss exposure was recorded as part of the Bank's allowance for loan losses at December 31, 1995.

The Servicer has recognized that a portion of the losses incurred by the Bank on the IPF loan balance should be borne by the Servicer. Accordingly, the Servicer and its principals have executed a promissory note payable to the Bank in the amount of $1.8 million, secured by commercial real estate, receivables, and personal assets.

In determining the loss exposure at March 31, 1996 and December 31, 1995 and the resulting specific allocation to the allowance for loan loss reserve, no credit has been taken for the anticipated future collection of return premiums due from insurance companies and other credit sources, or for the $1.8 million note from the Servicer and its principals. Collections and credits continue on a daily basis as a result of increased collections efforts.

Due to (1) the inability of the Servicer to provide accurate information resulting in the possibility of the overaccrual of interest and fees on IPF loans in default, and (2) the growth of the IPF loan portfolio in the first quarter of 1996, management deemed it appropriate to increase the allocation of the allowance for loan losses applicable to IPF loans to $4.8 million at March 31, 1996 from $4.5 million at December 31, 1995 and to reduce the amount of interest and fee income recognized on IPF loans in the first quarter of 1996. These steps have significantly impacted the earning performance of Regent in the 1996 first quarter.

By applying all cash receipts from delinquent borrowers and the proceeds of the unearned premiums received from insurance companies during the first quarter of 1996 to the principal balance of delinquent IPF loans at December 31, 1995, as indicated above, interest on IPF loans in the three months ended March 31, 1996 was recognized on only those IPF loans considered non-delinquent as of December 31, 1995 and on IPF loans originated in 1996. Fees on IPF loans were recognized only to the extent of actual cash received from return premiums from the insurance companies that had not been applied to the principal balance of the loan. Under these methods, interest and fees in the consolidated statement of income includes $752,000 on IPF loans. If interest and fees had been accrued on all IPF loans during the first three months of 1996, the Bank estimates that interest and fee income would approximate $900,000. In addition to lower interest and fee income, Regent increased its provision for loan losses by $105,000 in the three months ended March 31, 1996 compared to the quarter ended March 31, 1995 due primarily to delinquent IPF loans.

Although it is possible that a change in estimated losses on the IPF portfolio will occur and that the Bank's actual losses on the IPF portfolio at March 31, 1996 may differ from the estimated loss exposure of $4.8 million, management believes that the likelihood of a loss by the Bank on the IPF loan portfolio in excess of the estimated loss is remote and that collection efforts and the $1.8 million note will reduce the amount of actual loss associated with IPF loans.

As a result of the estimated loss provision associated with the IPF portfolio, Regent reported a net loss after related tax benefits for the year ended December 31, 1995 of approximately $3,126,000 and the Bank reported a net loss after related tax benefits of approximately $2,937,000, thereby reducing their capital amounts and ratios as of December 31, 1995 and March 31, 1996. Management believes the reduced capital amounts position the Bank as "adequately capitalized" under the applicable regulations of the Office of the Comptroller of the Currency (the "OCC") and that the Bank was in compliance with the stated legal minimum capital requirements of federal law. However, because of the net loss for the year ended December 31, 1995, the Bank's Tier I leverage capital ratio approximated 5.02% as of March 31, 1996 which is below the 6.5% discretionary ratio established by the OCC for the Bank and which the Board of Directors of the Bank committed to maintaining pursuant to an OCC-approved capital plan. Failure to meet minimum capital requirements can result in the initiation of regulatory actions that, if undertaken, could have a material effect on the Bank's financial statements. Such regulatory actions are presently uncertain but could include restrictions on operations and growth and mandatory asset dispositions. In anticipation of possible OCC action, management and the Board have submitted a revised capital plan to the OCC which provides for the restoration of the Bank's leverage capital ratio to 6.5% by December 31, 1996. Management believes this revised capital plan will be acceptable to the OCC. However, there are no assurances that the OCC will approve the Bank's revised plan. The revised capital plan includes an undertaking to maintain the Bank's asset size at no more than $265 million through December 31, 1996, retention of 1996 earnings, possible recovery of a portion of the estimated losses from the IPF loans and an equity investment of up to $500,000 by the Organizers of the Bank, if necessary, to meet the 6.5% Tier I leverage capital ratio by December 31, 1996.

The OCC has in the past permitted the Bank to pay dividends to Regent, the parent company, thereby allowing Regent to meet its debt service requirements under the subordinated debentures. Management believes that the OCC will continue to permit the Bank to pay such dividends to Regent, although there are no assurances that the OCC will continue to permit the Bank to continue paying dividends for such purposes. Management believes that, as of March 31, 1996, Regent's liquid assets are sufficient to permit it to meet its debt service obligations under the subordinated debentures and other operating costs in 1996. It is possible that Regent will be unable to meet its obligations under the subordinated debentures after 1996 if the Bank has not restored its Tier I leverage capital ratio to at least 6.5% by December 31, 1996.

Regent has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995 (the "Merger Agreement") among Carnegie Bancorp ("Carnegie"), Carnegie Bank, N.A. ("CBN"), Carnegie's wholly owned national bank subsidiary, Regent and the Bank, providing for the merger of Regent with and into Carnegie (the "Merger") and for the merger of CBN with and into the Bank (the "Bank Merger"), which will then operate under the name Carnegie Regent Bank, N.A. Because of the losses incurred by Regent for the year ended December 31, 1995, Carnegie and Regent are currently negotiating another amendment to the Merger Agreement, which Regent anticipates will provide for an exchange ratio of Carnegie securities for Regent securities based upon the relative book values per share of Carnegie and Regent as of a future date to be determined.

Consummation of the Merger is subject to various conditions, including the approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Regent Common Stock and Regent Series A Convertible Preferred Stock at a meeting of the holders thereof, approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Carnegie Common Stock voting at a meeting of Carnegie shareholders and various approvals of the OCC and the Board of Governors of the Federal Reserve System. Approval of the OCC and the Federal Reserve System have been obtained; however, extensions of such approvals may be required if the merger is not consummated prior to the expiration of such approvals.


FINANCIAL CONDITION

Capital Adequacy

Capital adequacy standards adopted by federal banking regulators make capital more sensitive to differences in risk profiles among banking organizations and consider off-balance-sheet exposures in determining capital adequacy. Various levels of risk are assigned to different categories of assets and off-balance-sheet activities.

These standards define capital as Tier I and Tier II capital. All banks are required to have Tier I capital of at least 4% of risk-weighted assets and total capital of 8% of risk-weighted assets. Tier I
(Core) capital consists of common shareholders' equity, non-cumulative preferred stock and retained earnings. Tier II or total capital includes Tier I capital, cumulative preferred stock, qualifying subordinated debt and the allowance for loan losses up to a maximum of 1.25% of total risk-weighted assets. The following table presents the components of the Regent's assets and Tier I and II capital ratios at March 31, 1996 and December 31, 1995:



                                            March 31, 1996    December 31, 1995
                                            --------------    -----------------
Tier I Capital                                $ 10,719,762         $ 10,501,971

         Allowance for possible loan losses      1,932,941            1,876,606
         Qualifying subordinated debt            1,100,000            1,100,000
                                              ------------         ------------

Total Tier II Capital                         $ 13,752,703         $ 13,478,577
                                              ============         ============

Total Risk Adjusted Assets                    $154,635,255         $150,128,495
                                              ============         ============

Tier I Ratio                                          6.93%                7.00%
                                                      ====                 ====

Tier II Ratio                                         8.89%               8.98%
                                                      ====                 ====


In addition to the risk-based requirements, regulations have been adopted that establish a minimum leverage capital ratio of 3% of Tier I capital to total assets. The 3% level applies to only those banks that are given the highest composite rating under the regulators' rating system while all other banks are expected to have 3% plus an additional cushion of at least 100 to 200 basis points. At March 31, 1996 and December 31, 1995, Regent's leverage ratio was 4.07% and 4.00%, respectively. Additionally, the Bank's Tier I leverage ratio at March 31, 1996 approximated 5.02% which is below the 6.5% discretionary ratio established by the OCC for the Bank.

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

Investment Portfolio: The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed securities portfolio with an amortized cost of $130.6 million at March 31, 1996, $21.6 million were adjustable rate and $109 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at March 31, 1996 approximated
5.7 years.

Interest Rate Sensitivity: Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Interest rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income will be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than liabilities is said to have a positive gap. In this example, as interest rates rise, the greater volume of assets should reprice more rapidly than the liabilities. The net result should be an increase in the net interest margin. Conversely, in a declining rate environment the net interest margin should decline. If the institution has a greater volume of interest sensitive liabilities than assets, it is said to have a negative gap. In this event, increased interest rates would cause the greater volume of liabilities to reprice more rapidly than assets. The net result should be a decline in the net interest margin. Conversely, in a declining rate environment the net interest margin should increase. In addition to the GAP analysis, computer simulations are used to evaluate the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulation model is a more effective tool than a GAP analysis since the simulation analysis can more accurately reflect the impact of rising and declining rates on each type of interest earning asset and interest bearing liability. The simulation is particularly more beneficial as it can better evaluate the effects of prepayment speeds on the Bank's portfolio of mortgage-backed securities and what impact that would have on the Bank's liquidity and profitability. Using the result of the simulation analysis, the Bank strives to control its interest rate risk exposure so that the net interest income does not fluctuate by more than 5% assuming that interest rates increase or decrease by 200 basis points.

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


                                 0 to 3       4 to 12        1 to 3        3 to 5        After
(Dollars in thousands)           Months       Months         Years         Years        5 Years      Total
- ----------------------         ---------     ---------     ---------     ---------     ---------   ---------
Mortgage-backed securities     $  15,809     $     285     $  14,334     $  55,766     $  44,360   $ 130,554
Other securities                   2,367            --            --            --           396       2,763
Mortgage loans held for sale      13,742            --            --            --            --      13,742
Loans                             52,870        26,363         7,372        16,104        12,430     115,139
                                --------      --------      --------      --------      --------    --------

Total Earning Assets           $  84,788     $  26,648     $  21,706     $  71,870     $  57,186   $ 262,198
                                ========      ========      ========      ========      ========    ========

NOW and money market           $   8,328     $      --       $    --       $    --       $    --   $   8,328
Savings                           50,412            --            --            --            --      50,412
Certificates of Deposit           20,814        57,438        21,772        25,675            52     125,751
FHLB advances                     34,428            --            --         5,000         5,209      44,637
Subordinated debt                     --            --         2,750            --            --       2,750
Net non-interest bearing
  source of funds                     --            --            --            --        30,320      30,320
                                --------      --------      --------      --------      --------    --------

Total Sources of Funds         $ 113,982     $  57,438     $  24,522     $  30,675     $  35,581   $ 262,198
                                ========      ========      ========      ========      ========    ========

Period Gap                       (29,194)      (30,790)       (2,816)       41,195        21,605
                                ========      ========      ========      ========      ========

Cumulative Gap                   (29,194)      (59,984)      (62,800)      (21,605)           --
                                ========      ========      ========      ========      ========

Cumulative Gap as % of
  total assets                     (11.1%)       (22.8%)       (23.9%)        (8.2%)
                                ========      ========      ========      ========


         INVESTMENT PORTFOLIO

         The investment portfolio of Regent includes investments classified as held-to-maturity and available-for-sale and consists of mortgage-backed securities and non-marketable equity securities. The mortgage-backed securities portfolio is comprised principally of securities issued by U.S. Government agencies and corporations, which represented 86% of the total mortgage-backed portfolio at March 31, 1996. The remaining 14% consisted of collateralized mortgage obligations of private issuers. The table below summarizes by major category the amortized cost and market values of the investment securities classified as available-for-sale and held-to-maturity at March 31, 1996:




                                                   Held-to-Maturity                   Available-for-Sale
                                            -----------------------------       ----------------------------
                                             Amortized           Market          Amortized          Market
                                                Cost             Value              Cost            Value
                                            -----------       -----------       -----------      -----------
GNMA                                        $12,298,030       $11,811,780       $        --      $        --
FHLMC                                        36,072,341        35,427,606        15,792,937       15,593,808
FNMA                                         21,275,485        20,671,561        27,159,682       26,703,973
Collateralized mortgage
         obligations                         17,955,156        16,991,901                --               --
Non-marketable equity
         securities                                  --                --         2,761,847        2,761,847
                                             ----------        ----------        ----------       ----------
                                            $87,601,012       $84,902,848       $45,714,466      $45,059,628
                                             ==========        ==========        ==========       ==========


The following table details the range of maturities of mortgage-backed securities held to maturity as of March 31, 1996 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:

                                            Within 1       After 1 But      After 5 But
                                              Year       Within 5 Years   Within 10 Years         Total
                                            --------     --------------   ---------------         -----
U.S. agencies and corporations              $782,186        $39,398,888       $29,464,782      $69,645,856
Collateralized mortgage obligations               --         17,494,501           460,655       17,955,156
                                            --------         ----------        ----------       ----------
                                            $782,186        $56,893,389       $29,925,437      $87,601,012
                                             =======         ==========        ==========       ==========

Weighted Average Yield                          6.00%              6.41%             6.90%

The following table details the range of maturities of mortgage-backed securities available for sale as of March 31, 1996 based on the amortized cost, the weighted average life of the securities for each classification, and the weighted average yield for each maturity period:



                                            Within 1       After 1 But      After 5 But
                                              Year       Within 5 Years   Within 10 Years         Total
                                            --------     --------------   ---------------         -----


U.S. agencies and corporations             $      --        $19,456,339       $23,496,280      $42,952,619
                                            ========         ==========        ==========       ==========

Weighted Average Yield                            --%              6.86%             6.90%





The following table sets forth those collateralized mortgage obligations which have a carrying value that exceeded 10% of Regent's shareholders' equity at March 31, 1996. These securities have an investment rating of AA or better.

                                                 Carrying Value       Market Value
                                                 --------------       ------------
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 7.....................$2,580,197          $2,397,012
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 5..................... 1,999,957           1,821,065
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 6..................... 1,693,772           1,567,277
Bear Stearns Mortgage Securities Inc.
         Series 1993-12 Class 1B................... 1,993,774           1,900,000
Bear Stearns Mortgage Securities Inc.
         Series 1992-04............................ 2,239,904           2,161,165
Capstead Securities Corp.
         Series 1992-C-3........................... 1,610,663           1,532,869
Resolution Trust Corporation
         Series 1991-M6............................ 1,423,965           1,405,864
Saxon Mortgage Security Corp.
         Series 1993-04 Class 1A................... 2,483,612           2,356,335

Gross unrealized gains and losses on mortgage-backed securities held to maturity at March 31, 1996 were $100,331 and $2,798,495, respectively, and gross unrealized gains and losses on mortgage-backed securities available for sale at March 31, 1996 were $163,512 and $818,350 respectively. There were no sales of mortgage-backed securities during 1996 or 1995. Unrealized losses on the securities generally are the result of lower than market interest rates on the underlying mortgages contained in the securities.

At March 31, 1996, the contractual maturity of substantially all of the Bank's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.

Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages,the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances,the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

LENDING

Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $128.9 million at March 31, 1996 compared to $120.0 million at December 31, 1995. The increase of 7% from year end 1995 outstanding loan balances to March 31, 1996 resulted primarily from higher commercial real estate balances, and the IPF loan portfolio.

The following table details the types of loans outstanding by category as of March 31, 1996 and December 31, 1995:


                                             March 31, 1996                   December 31, 1995
                                      ---------------------------      ---------------------------
                                          Amount               %           Amount               %
                                          ------               --          ------               --

Commercial & industrial               $ 48,110,902             42%     $ 49,006,081             46%

Real estate:
         Construction                    7,121,572              6%        4,430,425              4%
         Mortgages-residential          21,018,440             18%       18,925,609             18%
         Mortgages-commercial           17,559,080             15%       16,168,009             15%

Consumer                                21,329,291             19%       18,572,551             17%
                                       -----------            ---       -----------            ---
                  Total Loans          115,139,285            100%      107,102,675            100%
                                                              ===                             ===

Less:
         Unearned interest and fees    ( 1,333,221)                     ( 1,192,641)
                                       -----------                      -----------
                                      $113,806,064                     $105,910,034
                                       ===========                      ===========


Mortgage loans held for sale          $ 13,741,689                     $ 12,873,725
                                       ===========                      ===========

Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less. Consumer loans are collateralized primarily by unearned automobile insurance premiums.

To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of March 31, 1996:


                                                       After 1
                                       Within         But Within                   After
                                       1 Year          5 Years                    5 Years           Total
                                     ----------       ----------                 ----------       ----------
Predetermined interest
         rates                      $28,436,828      $21,686,014                $12,429,949      $62,552,791
Floating rate                        25,764,895       18,875,839                  7,945,760       52,586,494
                                     ----------       ----------                 ----------       ----------

                                    $54,201,723      $40,561,853                $20,375,709     $115,139,285
                                     ==========       ==========                 ==========      ===========

RISK ELEMENTS

Risk elements unique to each particular loan category are as follows:

Commerical and Industrial

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

Residential mortgages

Risk factors inherent in residential mortgage lending include economic risk which may affect a borrower's ability to maintain a job and financial stability; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace personal cash flow; indeterminate risk in that personal factors - divorce, illness - may affect credit stability; environmental risk in that collateral may be damaged or destroyed by natural causes; and legal risk in properly documenting and perfecting collateralization. The Bank evaluates, among other things, collateral, financial stability, credit stability, cash flow and interest rate risk, and monitors such loans for indications of financial decline or collateral devaluation.

Commercial mortgages

Risk factors inherent in commercial mortgage lending include economic risk which may affect lessees' ability to pay rent, or borrower's ability to cash flow vacancies; collateral risk in that an economic downturn may result in collateral depreciation; environmental risk in that collateral may be damaged or destroyed by natural causes; interest rate risk in that rate changes may outpace property cash flow; and legal risk in properly documenting and perfecting collateralization. Loans are underwritten to match lease terms, and large tenants are subject to credit review. The Bank monitors such loans quarterly or annually with updated inspections, lease analysis and financial analysis.

Consumer loans

Consumer loans consist primarily of loans to individuals to finance automobile insurance premiums on the insurance policies. These loans have repayment terms of nine months and are secured by the insurance policy's unearned premium. Risk factors include economic risk which may affect the borrower's ability to maintain a job and financial stability; the financial strength and stability of the insurance company underwriting the insurance and insurance agents that originate the loans; the effectiveness of the internal control structure to cancel the insurance on delinquent accounts in a timely and effective manner; collection efforts in obtaining the cancelled policy's unearned premium from the insurance company; and legal risk in properly documenting and perfecting the collateral.

The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, amounted to $7.9 million or 2.98% of total assets at March 31, 1996 compared to $9.2 million or 3.49% of total assets at December 31, 1995. The decrease in non-performing assets in the 1996 first quarter was attributable to a lower amount of loans past due 90 days or more and a decline in non-accruing loans primarily as a result of charging-off $745,000 in non-accruing loan balances. The high level of 90 days or more delinquent loans was attributable to past due IPF loans. Given the limitation of the Servicer's records associated with IPF loans, the Bank was unable to obtain an accurate aging of such loans. In connection with the Bank's determination of the loss exposure on the IPF loans, the Bank estimated the loss exposure at $4.5 million. Accordingly, for purposes of determining the amount of non-performing IPF loans, the Bank included the loss exposure of $4.5 million of accruing loans 90 days or more past due. Although the allowance for loan losses includes a specific reserve of $4.5 million for these delinquent loans, management believes that concerted efforts recently initiated to collect unearned premiums on the cancelled policies from the insurance companies and the secured promissory note of $1.8 million obtained from the Servicer will substantially reduce the amount of actual loss associated with the IPF loans. The following table details the non-performing assets at March 31, 1996 and December 31, 1995:

                                                   March 31, 1996            December 31, 1995
                                                   --------------            -----------------

Non-accrual loans                                    $2,622,956                 $3,567,737
Accruing loans 90 days or more past due               5,053,019                  5,594,005
Restructured loans                                            -                          -
                                                      ---------                  ---------

         Total non-performing loans                   7,675,975                  9,161,742

Other real estate owned                                 179,627                          -
                                                      ---------                  ---------

         Total non-performing assets                 $7,855,602                 $9,161,742
                                                      =========                  =========

Non-performing loans to period end loans
         and loans held for sale                      5.96%                      7.64%

Non-performing assets to total assets                 2.98%                      3.49%

Non-performing assets to loans, loans held
         for sale and other real estate owned         6.09%                      7.64%





Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is doubtful. The non-accrual loans are primarily secured by various types of real estate. Interest income not recognized due to non-accrual status was $90,300 for the three months ended March 31, 1996. No interest income was included in operating income attributable to non-accrual loans in the same three-month period.

Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure. These assets are initially reported at the lower of the related loan balance or the fair value of the property.

Other problem loans not considered above include loans considered impaired by Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118").

Under the standard, the allowance for credit losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118, is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral for certain collateral dependent loans. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Consumer loans are comprised primarily of IPF loans. Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

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

Loans aggregated for evaluation under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention. Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of March 31, 1996, there were no restructured loans.

At March 31, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $15.6 million (of which $2.6 million were on non-accrual loans and $9.4 million were delinquent IPF loans). The related allowance for credit losses for these impaired loans is $5.4 million. For approximately $10.0 million of impaired loans, the reserve evaluation was based on the expected future cash flows and the remaining $5.6 million was based on the fair value of the collateral.

As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral, and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity for the three months ended March 31, 1996 and 1995:

                                           March 31, 1996    March 31, 1995
                                           --------------    --------------

Balance, beginning of period                 $ 6,500,882       $ 1,713,372

Charge-offs:
         Commercial & industrial                 413,961               128
         Real estate - construction                   --                --
         Real estate - residential               335,000                --
                                              ----------        ----------
                                                 748,961       $       128
                                              ----------        ----------
Recoveries:
         Commercial & industrial                      --                90
         Consumer                                     --             8,000
                                              ----------        ----------
                  Total  recoveries                   --             8,090
                                              ----------        ----------


Net (charge-offs) recoveries                    (748,961)            7,962
                                              ----------        ----------

Provision charged to operations                  175,000            70,000
                                              ----------        ----------

Balance, end of period                       $ 5,926,921       $ 1,791,334
                                              ==========        ==========

Allowance for loan losses as a % of period
         loans and loans held for sale              4.60%             2.20%

Net charge-offs as a % of average loans
and loans held for sale                             2.49%               --




Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management believes the Bank's concerted efforts to collect unearned premiums on the delinquent IPF loans from insurance companies and the secured promissory note of $1.8 million obtained from the Servicer of the IPF will substantially reduce the amount of actual loss that the Bank will ultimately recognize. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses for March 31, 1996:

                                                      March 31, 1996
                                                      --------------
                                                                    % of Loans
                                               Amount             to Total Loans
                                               ------             --------------
Commercial & Industrial                     $  276,500                 42%
Real Estate:
         Construction                          119,900                  6%
         Mortgages - residential               221,700                 18%
         Morgages - commercial                   3,400                 15%
Consumer                                     4,787,100                 19%
Unallocated                                    518,321                N/A
                                             ---------                ---
                                            $5,926,921                100%
                                             =========                ===

It is not expected that the level of net-charge-offs for real estate and commercial and industrial loans during the next full year will vary significantly from historical levels. The amount of net charge-offs associated with consumer loans will be dependent upon the success of collection efforts in reducing the delinquent IPF loans.

DEPOSITS

Total deposits at March 31, 1996 aggregated $196.8 million which was comparable to total deposits at December 31, 1995 of $196.1 million. As illustrated in the table below, the composition of deposits at March 31, 1996 has remained relatively consistent compared to the composition at December 31, 1995.


                                                        March 31, 1996            December 31, 1995
                                                        --------------            -----------------
                                                         Balance       %           Balance         %
                                                         -------       -           -------         -
Demand                                               $ 12,332,265      6%       $ 12,621,000       6%
NOW                                                     3,959,346      2%          3,959,987       2%
Savings                                                50,412,080     26%         50,602,549      26%
Money Market                                            4,368,204      2%          3,663,527       2%
Certificates of deposit                               125,750,860     64%        125,284,579      64%
                                                      -----------     --         -----------      --
                                                     $196,822,755    100%       $196,131,642     100%
                                                      ===========    ===         ===========     ===


SHORT-TERM BORROWINGS

Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs, and as a tool in the Bank's asset/liability management process. During 1996 and 1995, the Bank has utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

The following table summarizes the Bank's short-term borrowing activity for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                        Amount           Maximum         Weighted
                                      Balance        Outstanding       Outstanding        Average
                                    Outstanding         During           at any       Interest Average    Rate
                                       3/31          the Period        Month-End        Rate at 3/31      Paid
                                    -----------      ----------        ---------        ------------      ----
1996:    FHLB borrowings            $34,427,866      $35,178,650       $37,277,083      5.81%             6.22%
         Federal funds purchased             --           87,912                --                        6.17%
                                     ----------       ----------

                                    $34,427,866      $35,266,562                                          6.22%
                                     ==========       ==========

1995:    FHLB borrowings            $52,867,810      $63,168,996       $66,155,178      7.00%             6.20%
         Federal funds purchased             --          741,111                --                        6.49%
                                     ----------       ----------

                                    $52,867,810      $63,910,107                                          6.21%
                                     ==========       ==========



RESULTS OF OPERATIONS

Regent recorded net income of $217,792 or $.05 per share for the quarter ended March 31, 1996 compared to $258,355 or $.18 per share for the first quarter of 1995. The principal factors that decreased the quarterly earnings were increases in the provision loan losses of $105,000 and in other expenses of $228,949, which were offset by an increase in net interest income of $306,515.

The IPF lending program has significantly impacted the earnings performance of Regent in the 1996 first quarter. Interest on IPF loans in the three months ended March 31, 1996 was recognized on only those IPF loans considered non-delinquent as of December 31, 1995 and on IPF loans originated in 1996. Fees on IPF loans were recognized only to the extent of actual cash received from the proceeds of return premiums from insurance companies that had not been applied to the principal balance of the loan. Under these methods, interest and fees in the consolidated statement of income for the first quarter of 1996 includes $752,000 on IPF loans. If interest and fees had been accrued on all IPF loans during the first three months of 1996, the Bank estimates that interest and fee income would approximate $900,000. In addition to the lower interest and fee income on IPF loans, Regent increased its provision for loan losses during the first quarter of 1996 by $105,000 due primarily to delinquent IPF loans.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1996 totaled $2,056,166 which was $306,515 or 18% higher than net interest income of $1,749,651 in the comparable 1995 period. The increase was attributable to an improved net interest margin which rose from 2.99% for the first three months of 1995 to 3.21% for the same three month period in 1996. The higher margin reflected primarily a greater percentage of interest income being derived from higher yielding loan activity, and, in particular, IPF lending activity. The yield on IPF loans approximated 17% and represented 14% of total interest income in the first three months of 1996 versus 7% of total interest income in the comparable 1995 period. In 1996, interest and fees on all loans represented 59% of total interest income versus 42% in 1995. Net interest income also benefitted from an increase in average earning assets of $23,120,000. The following table is a rate/yield analysis for the three months ended March 31, 1996 and 1995:





(Dollars in thousands)                               1996                                         1995
                                            ---------------------------                 ---------------------------
                                            Average   Income/     Rate/                 Average    Income/    Rate/
                                            Balance   Expense     Yield                 Balance    Expense    Yield
                                            -------   -------     -----                 -------    -------    -----
Interest Earning Assets:
         Securities                         $136,875  $2,280       6.66%                $155,221    $2,667    6.87%
         Loans                               120,545   3,063      10.22%                  79,079     1,933    9.78%
                                             -------   -----                             -------     -----
                           Total            $257,420   5,343       8.30%                $234,300     4,600    7.85%
                                             =======   -----                             =======     -----

Interest Bearing Liabilities:
         NOW accounts                          3,965      23       2.33%                   3,954        24    2.48%
         Statement savings                    49,671     603       4.87%                  65,425       785    4.87%
         Money market                          3,712      36       3.89%                   9,377        67    2.91%
         Time deposits                       124,112   1,917       6.20%                  68,150       942    5.60%
         Short-term borrowings                35,266     547       6.22%                  63,910       978    6.21%
         Long-term advances                   10,209     107       4.12%                      --        --       -
         Subordinated debt                     2,750      54       7.99%                   2,750        54    7.99%
                                             -------   -----                              ------       ---

                           Total             229,685   3,287       5.74%                 213,566     2,850    5.41%
                                             -------   -----                             -------     -----

Non-Interest bearing
         sources of funds                     27,735                                      20,734
                                             -------                                     -------

Net Interest Income/Spread                  $257,420               2.56%                $234,300              2.44%
                                             =======               ====                  =======              ====

Net Interest Margin                                   $2,056       3.21%                            $1,750    2.99%
                                                       =====       ====                              =====    ====



PROVISION FOR LOAN LOSSES

A provision for loan losses of $175,000 was recorded for the three months ended March 31, 1996 compared to $70,000 for the three months ended March 31, 1995. The increase in the provision was due primarily to the growth of the loan portfolio and the high level of delinquencies attributable to IPF loans.


OTHER EXPENSES

Other expenses for the three months ended March 31, 1996 totaled $1,546,000, an increase of $228,949 or 17% over the comparable 1995 total of $1,317,051. The primary factors that increased other expenses were higher salaries and employee benefits, merger related expenses, and processing and operational costs associated with IPF loans. Salaries and employee benefit costs in 1996 were above 1995 amounts by $74,894 resulting from higher staffing levels and benefit costs and normal salary increases. Expenses totaling $64,000 were incurred in 1996 for professional services in connection with the proposed Carnegie merger. Processing and operational costs for IPF loans increased by $184,245 which related to higher IPF loan activity.

PROVISION FOR INCOME TAXES

The provision for income taxes for the 1996 first quarter was $145,100 compared to the 1995 first quarter provision of $133,000. The effective tax rate for 1996 was 40% versus 34% in 1995. The higher effective rate in 1996 reflected merger related expenses which are not deductible for federal income tax purposes.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Registrant's Form 10-K Report for the year ended December 31, 1995 for a description of certain legal proceedings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REGENT BANCSHARES CORP.


                             ------------------------------
                                 HARVEY PORTER
                                 President & CEO


                             ------------------------------
                                 STEPHEN J. CARROLL
                                 Treasurer



Dated: June 13, 1996