Form 10-Q
period 1996-06-30
REGENT BANCSHARES CORP
filed 1996-09-12
CIK 846979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-Q
                             ----------------------
(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               -----------------------------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number                   0-17753
                       -------------------------------------------


                             REGENT BANCSHARES CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New Jersey                                    23-2440805
- --------------------------------------------------------------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)



      1430 Walnut Street, Philadelphia, PA                      19102
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip Code)



                                 (215) 546-6500
              ---------------------------------------------------
              (Registrants telephone number, including area code)



                                       N/A
- ------------------------------------------------------------------------------
(Former name and address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes           /X/              No
                            --------------------------    -------------------

     The number of shares of the Registrants Common Stock and Series A Convertible Preferred Stock outstanding at June 30, 1996 was 1,020,370 and 481,482, respectively.

================================================================================

Part I. FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


ASSETS                                                        June 30, 1996       December 31, 1995
                                                              -------------       -----------------
Cash and due from banks                                         $ 2,882,935             $ 6,918,680
Investment securities available for sale                         42,312,693              47,725,261
Mortgage-backed securities held to maturity                      83,114,410              91,244,148
Mortgage loans held for sale                                      8,487,231              12,873,725
Loans, net of unearned interest and loan fees                   121,358,138             105,910,034
        Less: Allowance for loan losses                         ( 3,965,009)            ( 6,500,882)
                                                               ------------            ------------
                Net loans                                       117,393,129              99,409,152
                                                               ------------            ------------
Premises and equipment, net                                         795,551                 704,487
Other real estate owned                                             179,627                       -
Accrued interest receivable                                       1,757,382               1,739,969
Prepaid expenses and other assets                                 1,811,650               1,896,639
                                                               ------------            ------------
                        Total Assets                           $258,734,608            $262,512,061
                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
        Non-interest bearing                                    $13,169,595             $12,621,000
        Interest bearing:
                NOW and money market                              7,794,728               7,623,514
                Savings                                          51,003,478              50,602,549
                Certificates of deposit                         123,178,212             125,284,579
                                                               ------------            ------------
                        Total Deposits                          195,146,013             196,131,642
Advances from Federal Home Loan Bank of Pittsburgh               47,436,405              43,655,302
Subordinated debentures                                           2,750,000               2,750,000
Accrued interest payable                                          4,278,207               5,310,396
Other liabilities                                                 2,730,371               4,311,365
                                                               ------------            ------------
                        Total Liabilities                       252,340,996             252,158,705
                                                               ------------            ------------


Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized
    Series A, 481,482 and 484,032 shares issued and
      outstanding; entitled to $4,814,820 in involuntary
      liquidation                                                    48,148                  48,403
    Series B, 3,870 and 4,270 shares issued and outstanding;
      entitled to $38,700 in involuntary liquidation                    387                     427
    Series C, 3,125 and 3,485 shares issued and
      outstanding; entitled to $31,250 in involuntary
      liquidation                                                       313                     349
    Series D, 3,435 and 3,790 shares issued and outstanding;
      entitled to $34,350 in involuntary liquidation                    343                     379
    Series E, 114,859 and 85,615 shares issued and
      declared; entitled to $1,148,590 in involuntary
      liquidation                                                    11,486                   8,562
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 1,020,370 and 997,615 shares issued and
    outstanding                                                     102,037                  99,761
  Capital surplus                                                13,693,243              13,300,855
  Accumulated deficit                                            (6,105,895)             (2,956,765)
  Net unrealized loss on securities available for sale           (1,356,450)             (  148,615)
                                                               ------------            ------------
                        Total Shareholders' Equity                6,393,612              10,353,356
                                                               ------------            ------------
Total Liabilities & Shareholders' Equity                       $258,734,608            $262,512,061
                                                               ============            ============



                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                                           1996                    1995
                                                                       -----------              ----------
Interest Income:
        Loans, including fees                                           $3,643,011              $2,432,092
        Investment securities                                            2,136,724               2,626,078
                                                                       -----------              ----------
                Total interest income                                    5,779,735               5,058,170
                                                                       -----------              ----------
Interest Expense:
        Deposits                                                         2,630,337               2,389,224
        Short-term borrowings                                              410,869                 671,132
        Long-term debt                                                     263,064                  55,795
                                                                       -----------              ----------
                Total interest expense                                   3,304,270               3,116,151
                                                                       -----------              ----------
                Net interest income                                      2,475,465               1,942,019
Provision for loan losses                                                3,875,000                 125,000
                                                                       -----------              ----------
                Net interest income(loss) after
                  provision for loan losses                             (1,399,535)              1,817,019
                                                                       -----------              ----------
Other Income:
        Service charges on deposit accounts                                 22,967                  14,855
        Gain on sale of loans                                               82,797                    --
        Other                                                                5,455                   6,643
                                                                       -----------              ----------
                Total other income                                         111,219                  21,498
                                                                       -----------              ----------
Other Expenses:
        Salaries and employee benefits                                     457,719                 422,380
        Professional services                                              221,544                 238,242
        Rent                                                                43,463                  43,463
        Other occupancy expense                                             50,284                  45,485
        Depreciation and amortization                                       62,000                  44,600
        Insurance                                                           32,240                 117,451
        Auto insurance premium finance servicing                           678,342                 427,772
        Other                                                              280,893                 303,528
                                                                       -----------              ----------
                Total other expenses                                     1,826,485               1,642,921
                                                                       -----------              ----------
(Loss)income before income taxes                                        (3,114,801)                195,596
(Benefit)provision for income taxes                                       (145,100)                 64,200
                                                                       -----------              ----------
NET(LOSS) INCOME                                                        (2,969,701)                131,396

Preferred stock dividends                                                   68,913                 (52,222)
                                                                       -----------              ----------
(Loss)earnings for common stock                                        $(2,900,788)             $   79,174
                                                                       ===========              ==========

(Loss)earnings per common share:
        Primary                                                          $   (2.61)            $       .08
        Fully diluted                                                        N/A                       .08

Weighted average number of shares outstanding:
        Primary                                                          1,111,020               1,040,476
        Fully diluted                                                    1,592,502               1,555,054




                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                                          1996                     1995
                                                                       -----------              ----------
Interest Income:
        Loans, including fees                                           $6,706,294              $4,365,583
        Investment securities                                            4,416,228               5,292,780
                                                                       -----------              ----------
                Total interest income                                   11,122,522               9,658,363
                                                                       -----------              ----------
Interest Expense:
        Deposits                                                         5,209,374               4,207,378
        Short-term borrowings                                              957,929               1,649,348
        Long-term debt                                                     423,588                 109,967
                                                                       -----------              ----------
                Total interest expense                                   6,590,891               5,966,693
                                                                       -----------              ----------
                Net interest income                                      4,531,631               3,691,670
Provision for loan losses                                                4,050,000                 195,000
                                                                       -----------              ----------
                Net interest income after
                  provision for loan losses                                481,631               3,496,670
                                                                       -----------              ----------
Other Income:
        Service charges on deposit accounts                                 45,947                  37,610
        Gain on sale of loans                                               82,797                    --
        Other                                                               10,201                  12,643
                                                                       -----------              ----------
                Total other income                                         138,945                  50,253
                                                                       -----------              ----------
Other Expenses:
        Salaries and employee benefits                                     956,440                 846,207
        Professional services                                              431,429                 408,087
        Rent                                                                86,927                  86,927
        Other occupancy expense                                             93,900                  82,324
        Depreciation and amortization                                      117,900                  87,700
        Insurance                                                           47,832                 222,309
        Auto insurance premium finance servicing                         1,091,136                 656,321
        Other                                                              546,921                 570,097
                                                                       -----------              ----------
                Total other expenses                                     3,372,485               2,959,972
                                                                       -----------              ----------
(Loss)income before income taxes                                        (2,751,909)                586,951
Provision for income taxes                                                   --                    197,200
                                                                       -----------              ----------
NET(LOSS) INCOME                                                        (2,751,909)                389,751

Preferred stock dividends                                                  (75,687)               (131,074)
                                                                       -----------              ----------
(Loss)earnings for common stock                                        $(2,827,596)             $  258,677
                                                                       ===========              ==========

(Loss)earnings per common share:
        Primary                                                         $    (2.56)            $       .25
        Fully diluted                                                          N/A                     .25

Weighted average number of shares outstanding:
        Primary                                                          1,105,517               1,029,221
        Fully diluted                                                    1,586,999               1,543,799




                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                            1996                    1995
                                                                        -----------             -----------
Cash Flows From Operating Activities:
  Net(loss)income                                                       $(2,751,909)            $   389,751
  Adjustments to reconcile net income to net
    cash provided by operating activities --
        Provision for loan losses                                         4,050,000                 195,000
        Depreciation and amortization                                       117,900                  87,700
        Net amortization of premiums and accretion of
          discounts on investment securities and
          investment securities available for sale                          451,917                 294,774
        Gain on sales of loans                                          (    82,797)                  --
        Increase in unearned interest and fees                            1,336,946                 815,649
        (Increase)decrease in accrued interest
          receivable                                                    (    17,413)                 56,432
        (Increase)decrease in prepaid expenses,
          other assets, and other real estate owned                     (    94,638)                469,193
        (Decrease) increase in accrued interest payable                 ( 1,032,189)              1,297,061
        (Decrease)increase in other liabilities                         ( 1,580,994)              3,012,227
        Purchases of mortgage loans held for sale                       (32,478,981)            (25,874,924)
        Proceeds from sales of mortgage loans held
          for sale                                                       36,948,272              28,894,597
                                                                        -----------             -----------
                Total adjustments                                         7,618,023               9,247,709
                                                                        -----------             -----------
        Net cash provided by operating
          activities                                                      4,866,114               9,637,460
                                                                        -----------             -----------
Cash Flows From Investing Activities:
  Net increase in loans                                                 (23,370,923)            (16,133,206)
  Principal collected on investment and
    mortgage-backed securities                                            8,136,873               8,148,410
  Principal collected on investment securities
    available for sale                                                    3,745,680               1,622,855
  Net decrease in U.S. Treasury bills                                         --                    124,672
  Purchases of premises and equipment                                   (   208,963)            (    66,113)
                                                                        -----------             -----------
        Net cash (used in) provided by
          investing activities                                          (11,697,333)            ( 6,303,382)
                                                                        -----------             -----------
Cash Flows From Financing Activities:
  Net(decrease)increase  in total deposits                              (   985,629)             26,165,915
  Net increase (decrease) in advances
        from Federal Home Loan Bank of Pittsburgh
        with original maturities less than three
        months                                                            3,781,103             (26,541,749)
                                                                        -----------             -----------
        Net cash provided by (used in) financing
        activities                                                        2,795,474             (   375,834)
                                                                        -----------             -----------
Net (decrease) increase in cash & cash equivalents                      ( 4,035,745)              2,958,244
Cash & cash equivalents, beginning of year                                6,918,680               2,802,177
                                                                        -----------             -----------
Cash & cash equivalents, end of period                                  $ 2,882,935             $ 5,760,421
                                                                        ===========             ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                            $ 7,618,080             $ 4,669,632
    Income taxes                                                              --                    100,000

Supplemental Schedule of Non-Cash Investing and
  Financing Activity:
  Conversion of preferred stock to common stock                         $     2,259             $       413
  Declaration of preferred stock as dividends                               397,221                 308,712



                See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY


                   Notes to Consolidated Financial Statements




1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank"), as of June 30, 1996 and December 31, 1995, and the results of their operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995.

2. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

3. Earnings per common share for all periods presented is based on the weighted average number of common shares outstanding and common stock equivalents, after consideration of preferred stock dividends. Common stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock. The earnings per common share does not assume the exercise of stock options or warrants as common stock equivalents since such exercise is antidilutive. For the six months ended June 30, 1996 and 1995, the weighted average number of common shares includes 127,135 and 137,723 shares, respectively, attributable to common stock equivalents.

         Fully diluted earnings per share for the three and six months ended June 30, 1995 assumes the conversion of preferred stock. Fully diluted earnings per share for the three and six months ended June 30, 1996 is not presented since such presentation is anti-dilituve.

         Regent accrues on a quarterly basis the preferred stock dividend that is payable annually each year. This accrual is considered for purposes of the earnings per common share calculation and is computed using the estimated market price of the preferred stock at the financial reporting date. The accrual is adjusted as necessary to reflect outstanding shares declared as a dividend and for changes in the market price. The calculation of the earnings per common share for the three and six months ended June 30, 1996 reflected an adjustment for the amount that had been accrued for the preferred stock dividend. As a result of a decline in the market price, the accrual for preferred dividends estimated in the earnings per common share calculation was higher than the actual charge for the preferred stock dividend based on the market price at the date of the preferred stock declaration. Consequently, the earnings per common share calculation for the three and six months ended June 30, 1996 included a benefit of $123,000 to adjust to the actual amount of the preferred stock dividend declared in June 1996.

4. In October 1995, the U.S. Bankruptcy Court issued an order approving the settlement of a matter involving the bankruptcy of a mortgage banking company for which the Bank had funded residential mortgages. As part of the settlement, the Bank's request to receive assignment of notes and mortgages of approximately $7,600,000 was granted and the trustee and creditors' committee agreed not to object to the Bank's unsecured claims against the debtor in the bankruptcy proceedings. Additionally, the Bank agreed to pay the trustee $175,000 and will lend the trustee up to an additional $175,000 to pay counsel fees in connection with litigation by the trustee against a third party. The Bank also agreed to make a second loan up to $50,000 and a third loan of $75,000, (subject to certain conditions), and to pay fees and expenses of professionals (other than attorneys) in connection with the claim against the third party. The loans will bear interest at the Bank's prime rate plus one percent per annum, and will be secured by a continuing first lien on, and security interest in (after administrative expenses, as defined), the trustee's right, title and interest in the assets of the debtor's bankrupt estate. The Bank's payment to the trustee of $175,000 was charged to expense in the year ended December 31, 1995. Management believes the Bank's loan commitments under the settlement are recoverable based upon its current assessment of the outcome of the litigation against the third party. The Bank's unsecured claims against the debtor approximate $2.5 million, with recovery primarily dependent on successful litigation against the third party.

         One of the creditors of the mortgage banking company referenced above has made a claim against the Bank seeking to recover the sum of $233,868 with respect to two checks for mortgage loan closings drawn on the account of the debtor which were returned by the Bank on account of insufficient funds. The Bank believes that this claim is without merit and intends to vigorously defend any future action related to this matter.

         The trustee in the bankruptcy proceedings of the principal shareholder of the mortgage banking company debtor has asserted that certain collateral (including an $85,000 payment received by the Bank) transferred by the shareholder to the Bank as security for the obligations of the debtor to the Bank was a preferential transfer within 90 days of the shareholder's bankruptcy filing and is recoverable by the trustee on behalf of the shareholder's creditors. The Bank is attempting to negotiate a settlement of this claim with the trustee.

         In the opinion of management, after discussions with legal counsel, the resolution of these matters is not expected to have a material adverse effect on Regent's consolidated financial condition or results of operations.

5. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118") effective January 1, 1995. Under the new standard, the 1995 and 1996 allowance for credit losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118 is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral for certain collateral dependent loans. Furthermore, in-substance foreclosures are classified as loans and are stated at the lower of cost or fair value. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Consumer loans are comprised primarily of automobile insurance premium finance loans ("IPF"). Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on Regent's consolidated financial condition, cash flows or results of operations.

         Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes, non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; significant change in ownership or loss of guarantors to the detriment of credit quality. A minimal delay or shortfall is defined by the Bank as a delay of less than 90 days in making full contractual payment, or in the absence of significant credit weaknesses which will further delay or stop the borrower from repaying principal and interest in full under original contract terms.

         Loans evaluated under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of June 30, 1996, there were no restructured loans.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions, and other relevant factors. The allowance is increased by provisions for loan losses charged against income and is reduced by net charge-offs. The allowance is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Overview - regarding the loss estimate associated with automobile insurance premium finance loans ("IPF loans").

         At June 30, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $8.9 million, of which $2.7 million were non-accrual loans and $2.5 million were IPF loans. The related allowance for credit losses for these impaired loans was $3.1 million. For approximately $3.1 million of impaired loans, the reserve was based on the expected future cash flows and the remaining $5.8 million was based on the fair value of the collateral.

         An asset which no longer retains any value to the Bank will be charged-off immediately. Assets whose value has depreciated will be charged-off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long term. Bank policy is to pursue aggressively any likely recovery against charged-off assets.

         The Bank applies all payments received on non-accrual loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the six months ended June 30, 1996, the Bank did not recognize any interest income using the cash basis of income recognition.

6. For the year ended December 31, 1995, the Bank recorded a provision for loan losses of $4.5 million in connection with a loss exposure identified in the Bank's IPF loan portfolio. In the second quarter of 1996 the Bank recorded a charge-off of $5.8 million on delinquent IPF loans and increased its provision for loan losses by $3.9 million, of which $3.7 million related to delinquent IPF loans. The Bank has discontinued its IPF loan business effective September 3, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL OVERVIEW

Regent Bancshares Corp. ("Regent"), the holding company for Regent National Bank (the "Bank") recorded a net loss of $2,751,909 or $2.56 per share for the six months ended June 30, 1996 compared to net income of $389,751 or $.25 per share for the comparable 1995 period. The loss for the first six months of 1996 compared to net income in 1995 was due principally to a higher provision for loan losses of $3,855,000 and an increase in other expenses of $412,513 which offset higher net interest income of $839,961 and a gain on the sale of residential mortgage loans of $82,797.

For the second quarter ended June 30, 1996, the net loss was $2,969,701 or $2.61 per share versus net income for the 1995 second quarter of $131,396 or $.08 per share. The loss in 1996 quarterly earnings compared to the net income in 1995 was also the result of a higher provision for loan losses of $3,750,000 and an increase in other expenses of $183,564. Net interest income for the three months ended June 30, 1996 was higher than the comparable 1995 period by $533,446 and a gain on the sale of residential mortgage loans of $82,797 was also recorded in the 1996 second quarter.

Total assets of $258,734,608 at June 30, 1996 were $3,777,453 lower than total assets at December 31, 1995 of $262,512,061. The mix of assets shifted as total loans at June 30, 1996 of $121,358,138 exceeded total loans at December 31, 1995 of $105,910,034 by $15,448,104 while investment securities available for sale and held to maturity decreased by $13,542,306 from December 31, 1995 to June 30, 1996. This change in asset mix reflects the continuing emphasis on loan growth by reinvesting the cash flow from the mortgage-backed securities portfolio into commercial and consumer loans.

At June 30, 1996 and December 31, 1995, a substantial portion of the Bank's consumer loans, $15.9 million and $16.8 million (net of $1,261,000 and $930,000 of unearned interest, respectively), consisted of automobile insurance premium finance loans ("IPF"). The IPF loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans were serviced for the Bank by a servicing company (the "Servicer") under a Processing, Servicing, Marketing and Consulting Agreement (the "Agreement") through September 1, 1996. The Agreement provided, among other things, that the Servicer was to solicit IPF loans, maintain compliance with applicable laws and regulations and process and service the IPF loans including the collection of repayments from borrowers and of unearned premium balances from insurers on cancelled insurance policies. Under the Agreement, the Bank received all collections and paid the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Agreement, from the IPF loan portfolio.

During the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which caused management of the Bank to believe that the Servicer may have reported interest and fee income from IPF loans in default and may not have cancelled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995, which amount was material to Regent's consolidated financial statements.

In order to assess the risk of loss on the IPF loan balance at December 31, 1995 and the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and through May 15, 1996.

During the period January 1, 1996 to May 15, 1996, the Bank applied all cash receipts from delinquent IPF borrowers to the principal balances of such delinquent loans as of December 31, 1995, and the Bank applied the proceeds of the unearned premiums received from insurance companies except for those applicable to accrued fees to the principal balances of delinquent IPF loans as of December 31, 1995, thereby reducing the Bank's possible loss exposure on the December 31, 1995 IPF loan balance to approximately $4.5 million. The $4.5 million loss exposure was recorded as part of the Bank's allowance for loan losses at December 31, 1995.

In determining the loss exposure at December 31, 1995, no credit was taken for the anticipated future collection of return premiums due from insurance companies and other credit sources on delinquent IPF loans, or for a $1.8 million note from the Servicer and its principals in recognition by the Servicer that a portion of the losses incurred by the Bank on the IPF loan balances should be borne by the Servicer. The promissory note payable to the Bank in the amount of $1.8 million is secured by commercial real estate, receivables and personal assets.

The Bank determined its loss exposure on IPF loans at June 30, 1996 based on an aged delinquency report provided by the Servicer. IPF loan balances of $5.8 million that were past due 120 days or more as of June 30, 1996 were charged-off. As of June 30, 1996, IPF loans that were past due 90 to 120 days totaled $578,000. The Bank has allocated $2,500,000 of the allowance for loan losses to the IPF loan portfolio and management believes that such amount is adequate because of concerted collection efforts and the $1.8 million promissory note obtained from the Servicer. In addition to the charge-offs, the Bank reduced the amount of interest and fee income recognized on IPF loans for the first six months of 1996 due to the inability of the Servicer to provide accurate information resulting in the possibility of the overaccrual of interest and fees on IPF loans in default. The Bank discontinued its IPF loan business effective September 3, 1996.

By applying all cash receipts from delinquent borrowers and the proceeds of the unearned premiums received from insurance companies to the principal balance of delinquent IPF loans at December 31, 1995, as indicated above, interest on IPF loans in the six months ended June 30, 1996 was recognized on only those IPF loans considered non-delinquent as of December 31, 1995 and on IPF loans originated in 1996. Fees on IPF loans were recognized only to the extent of actual cash received from the proceeds of return premiums from the insurance companies that had not been applied to the principal balance of the loan. Under these methods, interest and fees in the consolidated statement of income includes $1.9 million on IPF loans. If interest and fees had been accrued on all IPF loans during the first six months of 1996, the Bank estimates that interest and fee income would approximate $2.8 million. In addition to lower interest and fee income, Regent increased its provision for loan losses by $3,855,000 in the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due primarily to delinquent IPF loans.

As a result of the estimated loss provision associated with the IPF loan portfolio, for the year ended December 31, 1995, Regent and the Bank reported a net loss after related tax benefits of approximately $3,120,000 and $2,937,000, respectively. These losses have adversely affected the capital amounts and ratios of Regent and the Bank. See "Capital Adequacy."

Regent has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995 (the "Merger Agreement") among Carnegie Bancorp ("Carnegie"), Carnegie Bank, N.A. ("CBN"), Carnegie's wholly owned national bank subsidiary, Regent and the Bank, providing for the merger of Regent with and into Carnegie (the "Merger") and for the merger of CBN with and into the Bank (the "Bank Merger"), which will then operate under the name Carnegie Regent Bank, N.A. Because of the losses incurred by Regent for the year ended December 31, 1995 and the six months ended June 30, 1996, Carnegie and Regent are currently negotiating another amendment to the Merger Agreement. Regent anticipates the new agreement will provide for an exchange ratio of Carnegie common stock for Regent securities based upon the relative book values per share of Carnegie and Regent as of the month end prior to the consummation of the merger. Regent expects that the Merger will be consummated by April 30, 1997.

Consummation of the Merger is subject to various conditions, including the negotiation and execution of an amendment to the Merger Agreement, the approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Regent Common Stock and Regent Series A

Preferred Stock at a meeting of the holders thereof, approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Carnegie Common Stock voting at a meeting of Carnegie shareholders and various approvals of the OCC and the Board of Governors of the Federal Reserve System. Approval of the OCC and the Federal Reserve System have been obtained; however, extensions of such approvals will be required.


FINANCIAL CONDITION

Capital Adequacy

The following table sets forth the capital ratios of Regent and the Bank as of June 30, 1996 and December 31, 1995 as well as the required minimum regulatory capital ratios for Regent and the Bank. The data shown do not reflect the agreement of certain directors of Regent to invest $1,000,000 in the common stock of Regent which will contribute the $1,000,000 to the capital of the Bank. Since June 30, 1996, the Bank has also taken steps to decrease the size of the Bank by approximately 20% and thereby improve the Bank's capital ratios.


                                                                 Required
                              June 30,      December 31,        Regulatory
Regent                         1996             1995             Minimum
- ------                        -------       ------------        ----------

Risk-based capital:

        Tier I capital...       4.79%           7.00%             4.00%
        Total capital...        6.73%           8.98%             8.00%
Leverage ratio....              3.00%           4.00%          3.00-5.00(1)


                                                                 Required
                              June 30,      December 31,        Regulatory
The Bank                       1996             1995             Minimum
- --------                      -------       ------------        ----------
Risk-based capital:

        Tier I capital...       6.37%           8.67%             4.00%
        Total capital           7.61%           9.92%             8.00%
Leverage ratio                  3.94%           4.94%          3.00-5.00(1)


(1) the 3% level only applies to those banks that are given the highest composite rating under the uniform bank rating (CAMEL) system of the federal banking regulatory agencies.

Both Regent and the Bank are subject to minimum capital requirements promulgated by the Board of Governors of the Federal Reserve System (the "FRB") and the OCC, their respective primary regulators. As an institution whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to insurance assessments imposed by the FDIC. The actual assessment to be paid by any FDIC-insured institution is based on the institution's assessment risk classification which is determined on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" as those terms are defined in corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, and whether such institution is considered by its bank supervisory agency to be financially sound or to have supervisory concerns.

In 1995, the Bank agreed with the OCC as part of a capital plan submitted to the OCC to maintain a Tier I leverage capital ratio of not less than 6.5%. Because of the Bank's net loss for the year ended December 31, 1995 and the six months ended June 30, 1996, the Bank's Tier I leverage capital ratio as of June 30, 1996 was approximately 3.94% and its total capital ratio was approximately 7.61% compared to the required minimum of 8.00%. The failure to meet minimum capital requirements can result in the initiation of regulatory actions that, if undertaken, could have a material effect on the Bank's financial statements and condition. Any such regulatory actions are currently uncertain but could include restrictions on operations and growth and mandatory asset dispositions. In June 1996, in anticipation of possible OCC action, the Bank submitted a revised capital plan to the OCC which provided that the Bank would restore the Bank's Tier I leverage capital ratio to 6.5% by December 31, 1996.

In August and early September 1996, representatives of the OCC indicated to management of the Bank the OCC's continuing concern about the impact of the delinquent IPF loan balances on the Bank and the volatility of the Bank's investment portfolio. As a result, the Bank intends to submit a new capital plan to the OCC by September 30, 1996. Part of this capital plan will include the investment of $1,000,000 by certain directors of Regent in Regent's common stock. Regent will thereupon contribute the additional $1,000,000 to the Bank's capital. As also noted earlier, the Bank is in the process of reducing its assets by approximately 20% for the purpose of increasing the Bank's capital ratios. The Bank can give no assurances that this capital plan will be acceptable to the OCC.

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

The liquidity position is also strengthened by the establishment of credit facilities with other banks, the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities up to 20 years at costs that would be less expensive than through the Bank's deposit generation process.

Investment Portfolio: The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed securities portfolio with an amortized cost of $123.8 million at June 30, 1996, $20.7 million were adjustable rate and $103.1 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at June 30, 1996 approximated 6.1 years.

Interest Rate Sensitivity: Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Interest rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income will be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than liabilities is said to have a positive gap. In this example, as interest rates rise, the greater volume of assets should reprice more rapidly than the liabilities. The net result should be an increase in the net interest margin. Conversely, in a declining rate environment the net interest margin should decline. If the institution has a greater volume of interest sensitive liabilities than assets, it is said to have a negative gap. In this event, increased interest rates would cause the greater volume of liabilities to reprice more rapidly than assets. The net result should be a decline in the net interest margin. Conversely, in a declining rate environment the net interest margin should increase. In addition to the GAP analysis, computer simulations are used to evaluate the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulation model is a more effective tool than an analysis since the simulation analysis can more accurately reflect the impact of rising and declining rates on each type of interest earning asset and interest bearing liability. The simulation is particularly more beneficial as it can better evaluate the effects of prepayment speeds on the Bank's portfolio of mortgage-backed securities and what impact that would have on the Bank's liquidity and profitability. Using the result of the simulation analysis, the Bank strives to control its interest rate risk exposure so that the net interest income does not fluctuate by more than 5% assuming that interest rates increase or decrease by 200 basis points.

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


                                0 to 3          4 to 12         1 to 3          3 to 5           After
(Dollars in thousands)          Months          Months          Years           Years           5 Years           Total
- ----------------------         --------         -------         -------         -------         -------         --------
Mortgage-backed securities      $14,218         $   448         $19,598         $49,689         $39,894         $123,847
Other securities                  2,541            --              --              --               396            2,937
Mortgage loans held for sale      8,487            --              --              --              --              8,487
Loans                            57,851          22,368           9,672          20,571          13,426          123,888
                               --------         -------         -------         -------         -------         --------
Total Earning Assets            $83,097         $22,816         $29,270         $70,260         $53,716         $259,159
                               ========         =======         =======         =======         =======         ========

NOW and money market            $ 7,795         $  --           $  --           $  --           $  --           $  7,795
Savings                          51,003            --              --              --              --             51,003
Certificates of Deposit          20,188          58,696          18,641          25,601              52          123,178
FHLB advances                    37,229            --              --             5,000           5,207           47,436
Subordinated debt                  --              --             2,750            --              --              2,750
Net non-interest bearing
  source of funds                  --              --              --              --            26,997           26,997
                               --------         -------         -------         -------         -------         --------
Total Sources of Funds         $116,215         $58,696         $21,391         $30,601         $32,256         $259,159
                               ========         =======         =======         =======         =======         ========
Period Gap                     ( 33,118)        (35,880)          7,879          39,659          21,460
                               ========         =======         =======         =======         =======
Cumulative Gap                 ( 33,118)        (68,998)        (61,119)        (21,460)           --
                               ========         =======         =======         =======         =======
Cumulative Gap as % of
  total assets                   ( 12.8)%         (26.7)%         (23.6)%          (8.3)%
                                 ======           =====           =====            ====



INVESTMENT PORTFOLIO

The investment portfolio of Regent includes investments classified as held-to-maturity and available-for-sale and consists of mortgage-backed securities and non-marketable equity securities. The mortgage-backed securities portfolio is comprised principally of securities issued by U.S. Government agencies and corporations, which represented 86% of the total mortgage-backed portfolio at June 30, 1996. The remaining 14% consisted of collateralized mortgage obligations of private issuers. The table below summarizes by major category the amortized cost and market values of the investment securities classified as available-for-sale and held-to-maturity at June 30, 1996:

                                              Held-to-Maturity               Available-for-Sale
                                        ---------------------------     ---------------------------
                                         Amortized         Market        Amortized         Market
                                            Cost           Value            Cost           Value
                                        -----------     -----------     -----------     -----------
GNMA                                    $11,719,508     $11,031,441     $     --       $      --
FHLMC                                    34,582,758      33,385,860      14,728,564      14,295,349
FNMA                                     19,918,201      19,111,138      26,003,948      25,080,713
Collateralized mortgage
        obligations                      16,893,943      15,791,365           --              --
Non-marketable equity
        securities                           --              --           2,936,631       2,936,631
                                        -----------     -----------     -----------     -----------
                                        $83,114,410     $79,319,804     $43,669,143     $42,312,693
                                        ===========     ===========     ===========     ===========





The following table details the range of maturities of mortgage-backed securities held to maturity as of June 30, 1996 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:



                                         Within 1         After 1 But             After 5 But
                                           Year         Within 5 Years          Within 10 Years           Total
                                        ----------      --------------          ---------------        ------------

U.S. agencies and corporations          $1,061,478      $37,508,686             $27,650,303             $66,220,467
Collateralized mortgage obligations        163,838       16,579,227                 150,878              16,893,943
                                        ----------      -----------             -----------             -----------
                                        $1,225,316      $54,087,913             $27,801,181             $83,114,410
                                        ==========      ===========             ===========             ===========
Weighted Average Yield                        7.00%            6.30%                   6.46%
                                              ====             ====                    ====



The following table details the range of maturities of mortgage-backed securities available for sale as of June 30, 1996 based on the amortized cost, the weighted average life of the securities for each classification, and the weighted average yield for each maturity period:



                                        Within 1          After 1 But             After 5 But
                                          Year          Within 5 Years          Within 10 Years            Total
                                        --------        --------------          ---------------         -----------
U.S. agencies and corporations          $     --        $19,737,723             $20,994,789             $40,732,512
                                        ========        ===========             ===========             ===========

Weighted Average Yield                        --%              6.78%                   7.37%



The following table sets forth those collateralized mortgage obligations which have a carrying value that exceeded 10% of Regent's shareholders' equity at June 30, 1996. These securities have an investment rating of AA or better.


                                              Carrying Value      Market Value
                                              --------------      ------------
Bear Stearns Mortgage Securities Inc.
        Series 1993-2 Class 7.................    $2,378,444        $2,153,963
Bear Stearns Mortgage Securities Inc.
        Series 1993-2 Class 5.................    2,026,326         1,858,235
Bear Stearns Mortgage Securities Inc.
        Series 1993-2 Class 6.................    1,666,669         1,526,133
Bear Stearns Mortgage Securities Inc.
        Series 1993-12 Class 1B...............    1,993,774         1,880,000
Bear Stearns Mortgage Securities Inc.
        Series 1992-04........................    2,182,856         2,093,219
Capstead Securities Corp.
        Series 1992-C-3.......................    1,554,114         1,463,959
Resolution Trust Corporation
        Series 1991-M6........................    1,315,377         1,259,697
Saxon Mortgage Security Corp.
        Series 1993-04 Class 1A...............    2,434,838         2,281,895

Gross unrealized gains and losses on mortgage-backed securities held to maturity at June 30, 1996 were $55,832 and $3,850,438, respectively, and gross unrealized gains and losses on mortgage-backed securities available for sale at June 30, 1996 were $59,948 and $1,416,398, respectively. There were no sales of mortgage-backed securities during 1996 or 1995. Unrealized losses on the securities generally are the result of lower than market interest rates on the underlying mortgages contained in the securities.

At June 30, 1996, the contractual maturity of substantially all of the Bank's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.

Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

LENDING

Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $132.3 million at June 30, 1996 compared to $120.0 million at December 31, 1995. The increase of 10% from year end 1995 outstanding loan balances to June 30, 1996 resulted primarily from higher construction loan balances, commercial and industrial loans and the IPF loan portfolio.

The following table details the types of loans outstanding by category as of June 30, 1996 and December 31, 1995:


                                                June 30, 1996           December 31, 1995
                                                -------------           -----------------
                                                    Amount       %           Amount              %
                                                -------------   --      ------------------      --
Commercial & industrial                         $54,057,025     44%     $ 49,006,081             46%

Real estate:
        Construction                             11,613,301      9%        4,430,425              4%
        Mortgages--residential                   21,878,723     18%       18,925,609             18%
        Mortgages--commercial                    18,179,277     15%       16,168,009             15%

Consumer                                         18,159,399     14%       18,572,551             17%
                                               ------------     --      ------------             --
                Total loans                     123,887,725    100%      107,102,675            100%
                                                               ===                              ===
Less:
        Unearned interest and fees               (2,529,587)            (  1,192,641)
                                               ------------             ------------
                                               $121,358,138             $105,910,034
                                               ============             ============

Mortgage loans held for sale                   $  8,487,231             $ 12,873,725
                                               ============             ============




Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less. Consumer loans are collateralized primarily by unearned automobile insurance premiums.

To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of June 30, 1996:




                                                  After 1
                                  Within        But Within                  After
                                  1 Year          5 Years                  5 Years        Total
                                -----------     -----------             -----------   ------------
Predetermined interest
        rates                   $24,583,374     $28,285,479             $13,426,382    $66,295,235
Floating rate                    49,339,677       6,017,138               2,235,675     57,592,490
                                -----------     -----------             -----------   ------------
                                $73,923,051     $34,302,617             $15,662,057   $123,887,725
                                ===========     ===========             ===========   ============

RISK ELEMENTS

Risk elements unique to each particular loan category are as follows:

Commerical and Industrial

Risk factors inherent in commercial and industrial loans include economic risk which may affect a borrower's ability to sustain and grow a business; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace business cash flow; and legal risk in properly documenting and perfecting collateralization. The Bank monitors such loans annually with updated financial analyses.

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

Commercial mortgages

Risk factors inherent in commercial mortgage lending include economic risk which may affect lessees' ability to pay rent or a borrower's ability to cash flow vacancies; collateral risk in that an economic downturn may result in collateral depreciation; environmental risk in that collateral may be damaged or destroyed by natural causes; interest rate risk in that rate changes may outpace property cash flow; and legal risk in properly documenting and perfecting collateralization. Loans are underwritten to match lease terms, and large tenants are subject to credit review. The Bank monitors such loans quarterly or annually with updated inspections, lease analyses and financial analyses.

Consumer loans

Consumer loans consist primarily of loans to individuals to finance automobile insurance premiums on their insurance policies. These loans have repayment terms of nine months and are secured by the insurance policy's unearned premium. Risk factors include economic risk which may affect the borrower's ability to maintain a job and financial stability; the financial strength and stability of the insurance company underwriting the insurance and insurance agents that originate the loans; the effectiveness of the internal control structure to cancel the insurance on delinquent accounts in a timely and effective manner; collection efforts in obtaining the cancelled policy's unearned premium from the insurance company; and legal risk in properly documenting and perfecting the collateral.

The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, amounted to $5.1 million or 1.97% of total assets at June 30, 1996 compared to $9.2 million or 3.49% of total assets at December 31, 1995. The decrease in non-performing assets in the first six months of 1996 was attributable to a lower amount of IPF loans past due 90 days or more and a decline in non-accruing loans primarily as a result of charging-off $745,000 in non-accruing loan balances. Included in the accruing loans 90 days or more past due were IPF loans totalling $578,000 and $4.5 million at June 30, 1996 and December 31, 1995, respectively. Given the limitation of the Servicer's records associated with the IPF loans, the Bank was unable to obtain an accurate aging of such loans at December 31, 1995. Accordingly, for purposes of determining the amount of the non-performing IPF loans, the Bank included the loss exposure amount of $4.5 million in accruing loans 90 days or more past due as of December 31, 1995. IPF loans of $578,000 were considered to be accruing loans 90 days or more past due at June 30, 1996 based on an aged delinquency report provided by the Servicer. The following table details the non-performing assets at June 30, 1996 and December 31, 1995:



                                             June 30, 1996       December 31, 1995
                                             -------------       -----------------
Non-accrual loans                               $2,718,067              $3,567,737
Accruing loans 90 days or more past due          2,210,073               5,594,005
                                                ----------              ----------
Restructured loans                                   --                      --
                                                ----------              ----------
        Total non-performing loans               4,928,140               9,161,742

Other real estate owned                            179,627                   --
                                                ----------              ----------
        Total non-performing assets             $5,107,767              $9,161,742
                                                ==========              ==========

Non-performing loans to period end loans
        and loans held for sale                       3.72%                   7.64%

Non-performing assets to total assets                 1.97%                   3.49%

Non-performing assets to loans, loans held
        for sale and other real estate owned          3.85%                   7.64%

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is doubtful. The non-accrual loans are primarily secured by various types of real estate. Interest income not recognized due to non-accrual status was $200,300 for the six months ended June 30, 1996. No interest income was included in operating income attributable to non-accrual loans in the same three-month period.

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

Under the standard, the allowance for credit losses related to loans that are impaired, as defined by SFAS No. 114 and SFAS No. 118, is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral for certain collateral dependent loans. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Consumer loans are comprised primarily of IPF loans. Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditors' agreements or obligations (i.e. non-payment of taxes or non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of the borrower; significant change in ownership or loss of guarantors to the detriment of credit quality.

Loans aggregated for evaluation under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of June 30, 1996, there were no restructured loans.

At June 30, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $8.9 million (of which $2.7 million were non-accrual loans and $2.5 million were IPF loans). The related allowance for credit losses for these impaired loans was $3.1 million. For approximately $3.1 million of impaired loans, the reserve evaluation was based on the expected future cash flows and the remaining $5.8 million was based on the fair value of the collateral.

As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral, and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity for the six months ended June 30, 1996 and 1995:




                                                June 30, 1996           June 30, 1995
                                                -------------           -------------
Balance, beginning of period                    $6,500,882              $1,713,372

Charge-offs:
        Commercial & industrial                    414,008                     164
        Real estate--construction                    --                       --
        Real estate--residential                   335,000                 127,679
        Consumer                                 5,836,865                    --
                                                ----------              ----------
                                                 6,585,873                 127,843
                                                ----------              ----------
Recoveries:
        Commercial & industrial                      --                        191
        Consumer                                     --                      8,000
                                                ----------              ----------
                Total  recoveries                    --                      8,191
                                                ----------              ----------


Net (charge-offs) recoveries                    (6,585,873)               (119,652)
                                                ----------              ----------
Provision charged to operations                  4,050,000                 195,000
                                                ----------              ----------

Balance, end of period                          $3,965,009              $1,788,720
                                                ==========              ==========

Allowance for loan losses as a % of period
        loans and loans held for sale                 3.00%                   1.91%

Net charge-offs as a % of average loans
and loans held for sale                              10.60%                    .29%



Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management believes the Bank's concerted efforts to collect unearned premiums on the delinquent IPF loans from insurance companies and the secured promissory note of $1.8 million obtained from the Servicer of the IPF loans will substantially reduce the amount of loss the Bank will ultimately recognize. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses at June 30, 1996:


                                                 June 30, 1996
                                        ------------------------------
                                                          % of Loans
                                          Amount        to Total Loans
                                        ----------      --------------
Commercial & Industrial                 $  277,700              44%
Real Estate:
        Construction                        64,000               9%
        Mortgages--residential             291,900              18%
        Mortgages--commercial                3,400              15%
Consumer                                 2,500,000              14%
Unallocated                                828,009              N/A
                                        ----------              ---
                                        $3,965,009              100%
                                        ==========              ===

It is not expected that the level of net-charge-offs for real estate and commercial and industrial loans during the next full year will vary significantly from historical levels. The amount of net charge-offs associated with consumer loans will be dependent upon the success of collection efforts in reducing the delinquent IPF loans.

DEPOSITS

Total deposits at June 30, 1996 aggregated $195.1 million which was comparable to total deposits at December 31, 1995 of $196.1 million. As illustrated in the table below, the composition of deposits at June 30, 1996 has remained relatively consistent compared to the composition at December 31, 1995.



                                                   June 30, 1996          December 31, 1995
                                                   Balance       %         Balance        %
                                                ------------    --      ------------     --
Demand                                          $ 13,169,595     7%     $ 12,621,000      6%
NOW                                                4,095,597     2%        3,959,987      2%
Savings                                           51,003,478    26%       50,602,549     26%
Money Market                                       3,699,131     2%        3,663,527      2%
Certificates of deposit                          123,178,212    63%      125,284,579     64%
                                                ------------    --      ------------     --
                                                $195,146,013   100%     $196,131,642    100%
                                                ============   ===      ============    ===

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

The following table summarizes the Bank's short-term borrowing activity for the six months ended June 30, 1996 and 1995:


                                                Average                         Weighted
                                                Amount          Maximum         Average
                                Balance         Outstanding     Outstanding     Interest        Average
                                Outstanding     During          at any          Rate at         Rate
                                6/30            the Period      Month-End       6/30            Paid
                                -----------     ----------      ---------       --------        -------
1996:   FHLB borrowings         $37,229,280     $34,403,202     $37,277,083     5.48%           5.56%
        Federal funds purchased          --         123,626       1,000,000       --            5.78%
                                -----------     -----------
                                $37,229,280     $34,526,828                                     5.56%
                                ===========     ===========

1995:   FHLB borrowings         $36,280,633     $52,686,616     $66,155,178     6.39%           6.27%
        Federal funds purchased          --         368,508              --       --            6.49%
                                -----------     -----------
                                $36,280,633     $53,055,124                                     6.27%
                                ===========     ===========



RESULTS OF OPERATIONS

A net loss for the six months ended June 30, 1996 was recorded of $2,751,909 of $2.56 per share compared to net income of $389,751 or $.25 per share earned in the first six months of 1995. For the quarter ended June 30, 1996, the net loss was $2,969,701 or $2.61 per share versus net income of $131,396 or $.08 per share earned in the comparable 1995 period. The lower 1996 quarterly and year-to-date results were attributable to increases in the provision for loan losses and in other expenses. Regent also recorded higher net interest income and a gain on the sale of residential mortgages.

NET INTEREST INCOME

Net interest income for the six months ended June 30, 1996 totaled $4,531,631 or 23% higher than net interest income in the comparable 1995 period of $3,691,670. For the three months ended June 30, 1996, net interest income was $2,475,465 which was an increase of $533,446 from the 1995 second quarter total of $1,942,019. The quarterly and year-to-date increases were attributable to an improved net interest margin which reflected the yields on earning assets rising faster than the cost of interest bearing liabilities. The net interest margin rose from 3.17% for the first six months of 1995 to 3.52% for the same six month period in 1996. The higher margin reflected primarily a greater percentage of interest income being derived from higher yielding loan activity, and, in particular, IPF lending activity. Before charge-offs, the yield on IPF loans approximated 20% and represented 17% of total interest income in the first six months of 1996 versus 10% of total interest income in the comparable 1995 period. In 1996, interest and fees on all loans represented 60% of total interest income versus 45% in

1995. Net interest income also benefited from an increase in average earning assets of $22,853,000. The following table is a rate/yield analysis for the six months ended June 30, 1996 and 1995:


(Dollars in thousands)                          1996                                    1995
                                        --------------------------              --------------------------
                                        Average    Income/   Rate/              Average    Income/   Rate/
                                        Balance    Expense   Yield              Balance    Expense   Yield
                                        -------    -------   -----              -------    -------   -----
Interest Earning Assets:
        Securities                      $133,216   $4,417    6.63%              $153,018  $5,293     6.92%
        Loans                            124,311    6,706   10.82%                81,656   4,365    10.78%
                                        --------   ------                       --------  ------
                        Total           $257,527   11,123    8.64%              $234,674   9,658     8.23%
                                        ========   ------                       ========  ------

Interest Bearing Liabilities:
        NOW accounts                    $  3,854       45    2.34%              $  4,014      49     2.46%
        Statement savings                 50,458    1,227    4.88%                58,175   1,403     4.86%
        Money market                       3,881       80    4.13%                 9,047     161     3.59%
        Time deposits                    124,769    3,858    6.20%                85,977   2,594     6.08%
        Short-term borrowings             34,527      958    5.56%                53,055   1,649     6.27%
        Long-term advances                10,208      314    6.17%                    31       1     6.51%
        Subordinated debt                  2,750      109    7.99%                 2,750     109     7.99%
                                        --------   ------                       --------   -----

                        Total            230,447    6,591    5.74%               213,049   5,966     5.65%
                                                   ------                                  -----
Non-Interest bearing
        sources of funds                  27,080                                  21,625
                                        --------                                --------

Net Interest Income/Spread              $257,527   $4,532    2.90%              $234,674  $3,692     2.58%
                                        ========   ======    ====               ========  ======     ====

Net Interest Margin                                          3.52%                                   3.17%
                                                             ====                                    ====



PROVISION FOR LOAN LOSSES

A provision for loan losses of $4,050,000 was recorded for the six months ended June 30, 1996 compared to $195,000 in the same period of 1995. For the second quarter of 1996, the provision was $3,875,000 versus $125,000 in the 1995 second quarter. The increases in the quarterly and year-to-date provisions were due to the charge-offs incurred in connection with IPF loans.

OTHER EXPENSES

Total other expenses for the six months ended June 30, 1996 were $3,372,485 or 14% over the comparable 1995 period total of $2,959,972. For the second quarter, other expenses were higher in 1996 over 1995 by $183,564 or 11%. The primary factors that increased other expenses for the three and six month periods were higher salaries and employee benefit costs, merger related expenses, and processing and operational costs associated with IPF loans. Salaries and employee benefit costs increased by $35,339 for the quarter and $110,233 for six months and were attributable to higher staffing levels and benefit costs and to salary increases. Expenses totaling $64,000 were incurred in the first six months of 1996 for professional services in connection with the proposed Carnegie merger. Processing and operational costs for IPF loans increased by $250,570 and $434,815 for the three and six month periods, respectively, relating to higher loan activity. Offsetting these higher expense items was a reduction in insurance costs which declined by $85,211 in the 1996 second quarter and by $174,477 for the six months ended June 30, 1996. The lower insurance expense reflected the substantial drop in rates assessed by the FDIC for insuring bank deposits.

PROVISION FOR INCOME TAXES

Regent did not record an income tax provision or benefit for the six months ended June 30, 1996 due to the pre-tax losses that were incurred and the inability to carryback any tax losses to prior years. For the three months ended June 30, 1996, the income tax benefit of $145,100 represented the reversal of the income tax provision recorded in the 1996 first quarter. For the three and six months ended June 30, 1995, the income tax provision was based on an effective tax rate of 34%.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Registrant's Form 10-K Report for the year ended December 31, 1995 for a description of certain legal proceedings.

Item 5.  OTHER INFORMATION

On August 28, 1996, effective immediately, Harvey Porter resigned as Chief Executive Officer of Regent and David W. Ring, Chairman of the Board of Regent, was appointed Chief Executive Officer of Regent. On August 28, 1996, effective September 5, 1996, Mr. Porter resigned, for reasons of health, as President and Chief Executive Officer of the Bank and John J. Lyons was appointed Acting President and Chief Executive Officer of the Bank. Mr. Lyons most recently served as President and Chief Executive Officer of Monarch Savings Bank in Clark, New Jersey and prior thereto served as President and Chief Executive Officer of Jupiter Tequesta National Bank in Tequesta, Florida.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                REGENT BANCSHARES CORP.


                                                        /S/ David Ring
                                                        -----------------------
                                                        DAVID RING
                                                        Chairman & CEO


                                                        /S/ Stephen J. Carroll
                                                        -----------------------
                                                        STEPHEN J. CARROLL
                                                        Treasurer




Dated: September 12, 1996