Form 10-Q
period 1996-09-30
REGENT BANCSHARES CORP
filed 1996-11-14
CIK 846979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                               -------------------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number                               0-17753
                        -------------------------------------
                                    REGENT BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New Jersey                                      23-2440805
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)


         1430 Walnut Street, Philadelphia, PA               19102
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


         (215) 546-6500
---------------------------------------------------
(Registrant's telephone number, including area code)


                                       N/A
-----------------------------------------------------------------------------
(Former name and address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         X                      No
                               ------------------               --------------

         The number of shares of the Registrant's Common Stock and Series A Convertible Preferred Stock outstanding at September 30, 1996 was 1,053,821 and 459,322, respectively.

Part I.  FINANCIAL INFORMATION


                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                           September 30, 1996        December 31, 1995
                                                           ------------------        -----------------
ASSETS
Cash and due from banks                                      $  5,722,213              $  6,918,680
Investment securities available-for-sale                       35,441,598                47,725,261
Mortgage-backed securities held to maturity                    78,855,814                91,244,148
Mortgage loans held for sale                                    2,914,743                12,873,725
Loans, net of unearned interest and loan fees                  97,744,209               105,910,034
         Less: Allowance for loan losses                       (4,480,139)               (6,500,882)
                                                             ------------              ------------
                  Net loans                                    93,264,070                99,409,152
Premises and equipment, net                                       733,091                   704,487
Other real estate owned                                           189,627                       --
Accrued interest receivable                                     1,514,995                 1,739,969
Prepaid expenses and other assets                               1,895,918                 1,896,639
                                                             ------------              ------------
                           Total Assets                      $220,532,069              $262,512,061
                                                             ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
         Non-interest bearing                                $ 10,254,491              $ 12,621,000
         Interest bearing:
                  NOW and money market                          7,641,239                 7,623,514
                  Savings                                      50,579,189                50,602,549
                  Certificates of deposit                     119,513,204               125,284,579
                                                             ------------              ------------
                           Total Deposits                     187,988,123               196,131,642
Advances from Federal Home Loan Bank of Pittsburgh             16,119,634                43,655,302
Subordinated debentures                                         2,750,000                 2,750,000
Accrued interest payable                                        4,496,441                 5,310,396
Other liabilities                                               1,862,206                 4,311,365
                                                             ------------              ------------
                           Total Liabilities                  213,216,404               252,158,705
                                                             ------------              ------------

Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized Series A, 459,322
    and 484,032 shares issued and outstanding;
    entitled to $4,593,220 in involuntary liquidation              45,932                    48,403
    Series B, 3,820 and 4,220 shares issued and outstanding;
      entitled to $38,200 in involuntary liquidation                  382                       427
    Series C, 3,125 and 3,485 shares issued and
      outstanding; entitled to $31,250 in involuntary
      liquidation                                                     313                       349
    Series D, 3,380 and 3,790 shares issued and outstanding;
      entitled to $33,800 in involuntary liquidation                  338                       379
    Series E, 103,684 and 85,615 shares issued and
      declared; entitled to $1,036,840 in involuntary
      liquidation                                                  10,368                     8,562
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 1,053,821 and 997,615 shares issued and
    outstanding                                                   105,382                    99,761
  Capital surplus                                              14,693,192                13,300,855
  Accumulated deficit                                          (6,426,237)               (2,956,765)
  Net unrealized loss on securities available for sale         (1,114,005)                 (148,615)
                                                             ------------              ------------
                           Total Shareholders' Equity           7,315,665                10,353,356
                                                             ------------              ------------
Total Liabilities & Shareholders' Equity                     $220,532,069              $262,512,061
                                                             ============              ============

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                                     1996               1995
                                                                 -----------        -----------
Interest Income:
         Loans, including fees                                   $ 3,786,961        $ 3,116,643
         Investment securities                                     2,018,363          2,288,464
                                                                 -----------        -----------
                  Total interest income                            5,805,324          5,405,107
                                                                 -----------        -----------

Interest Expense:
         Deposits                                                  2,534,942          2,578,237
         Short-term borrowings                                       506,891            530,626
         Long-term debt                                              211,087             57,730
                                                                 -----------        -----------
                  Total interest expense                           3,252,920          3,166,593
                                                                 -----------        -----------
                  Net interest income                              2,552,404          2,238,514
Provision for loan losses                                          1,025,000            125,000
                                                                 -----------        -----------
                  Net interest income after
                    provision for loan losses                      1,527,404          2,113,514
                                                                 -----------        -----------

Other Income:
         Service charges on deposit accounts                          24,421             18,550
         Gain on sale of securities available-for-sale                 6,871               --
         Other                                                         4,765              5,257
                                                                 -----------        -----------
                  Total other income                                  36,057             23,807
                                                                 -----------        -----------

Other Expenses:
         Salaries and employee benefits                              513,746            432,519
         Professional services                                       202,330            425,901
         Rent                                                         43,464             43,464
         Other occupancy expense                                      49,134             41,140
         Depreciation and amortization                                84,500             46,050
         Insurance                                                    43,005             16,612
         Auto insurance premium finance servicing                    632,871            297,498
         Litigation settlement                                          --              175,000
         Other                                                       314,802            677,813
                                                                 -----------        -----------
                  Total other expenses                             1,883,852          2,155,997
                                                                 -----------        -----------
Loss before income taxes                                            (320,391)           (18,676)
Benefit for income taxes                                                --               (5,400)
                                                                 -----------        -----------

NET LOSS                                                            (320,391)           (13,276)

Preferred stock dividends                                            (25,118)          (229,073)
                                                                 -----------        -----------
Loss for common stock                                            $  (345,509)       $  (242,349)
                                                                 ===========        ===========

Loss per common share:
         Primary                                                        (.30)              (.22)
         Fully diluted                                                  --                 --

Weighted average number of shares outstanding:
         Primary                                                   1,157,290          1,085,590
         Fully diluted                                             1,616,612          1,573,122




                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)



                                                                  1996                1995
                                                              ------------        ------------
Interest Income:
         Loans, including fees                                $ 10,493,255        $  7,482,226
         Investment securities                                   6,434,591           7,581,244
                                                              ------------        ------------
                  Total interest income                         16,927,846          15,063,470
                                                              ------------        ------------

Interest Expense:
         Deposits                                                7,744,316           6,785,615
         Short-term borrowings                                   1,464,820           2,179,974
         Long-term debt                                            634,675             167,697
                                                              ------------        ------------
                  Total interest expense                         9,843,811           9,133,286
                                                              ------------        ------------
                  Net interest income                            7,084,035           5,930,184
Provision for loan losses                                        5,075,000             320,000
                                                              ------------        ------------
                  Net interest income after
                    provision for loan losses                    2,009,035           5,610,184
                                                              ------------        ------------

Other Income:
         Service charges on deposit accounts                        70,368              56,160
         Gain on sale of loans                                      82,797                --
         Gain on sale of securities available-for-sale               6,871                --
         Other                                                      14,966              17,900
                                                              ------------        ------------
                  Total other income                               175,002              74,060
                                                              ------------        ------------

Other Expenses:
         Salaries and employee benefits                          1,470,186           1,278,726
         Professional services                                     633,759             833,988
         Rent                                                      130,391             130,391
         Other occupancy expense                                   143,034             123,464
         Depreciation and amortization                             202,400             133,750
         Insurance                                                  90,837             238,921
         Auto insurance premium finance servicing                1,724,007             975,840
         Litigation settlement                                        --               175,000
         Other                                                     861,724           1,225,889
                                                              ------------        ------------
                  Total other expenses                           5,256,338           5,115,969
                                                              ------------        ------------
(Loss) income before income taxes                               (3,072,301)            568,275
Provision for income taxes                                            --               191,800
                                                              ------------        ------------

NET (LOSS) INCOME                                               (3,072,301)            376,475

Preferred stock dividends                                         (100,805)           (360,147)
                                                              ------------        ------------
(Loss) earnings for common stock                              $ (3,173,106)       $     16,328
                                                              ============        ============

(Loss) earnings per common share:
         Primary                                              $      (2.83)      $        .02
         Fully diluted                                                --                  --

Weighted average number of shares outstanding:
         Primary                                                 1,122,027          1,048,059
         Fully diluted                                           1,581,349          1,535,591


                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                       1996              1995
                                                                                  -------------      -------------
Cash Flows From Operating Activities:
  Net(loss)income                                                                 $ (3,072,301)      $    376,475
  Adjustments to reconcile net income to net
    cash provided by operating activities -
         Provision for loan losses                                                   5,075,000            320,000
         Depreciation and amortization                                                 202,400            133,750
         Net amortization of premiums and accretion of
           discounts on investment securities and
           investment securities available for sale                                    658,322            468,635
         Gain on sale of securities available for sale                                  (6,871)              --
         Gain on sales of loans                                                        (82,797)              --
         Increase in unearned interest and fees                                        336,341          1,139,122
         Decrease in accrued interest
           receivable                                                                  224,974            256,774
         (Increase) decrease in prepaid expenses,
           other assets, and other real estate owned                                  (188,906)           647,947
         (Decrease) increase in accrued interest payable                              (813,955)         2,061,834
         (Decrease)increase in other liabilities                                    (2,449,159)         2,762,999
         Purchases of mortgage loans held for sale                                 (47,337,077)       (38,677,832)
         Proceeds from sales of mortgage loans held
           for sale                                                                 57,378,856         39,994,316
                                                                                   -----------        -----------
         Total adjustments                                                          12,997,128          9,107,545
                                                                                   -----------        -----------
         Net cash provided by operating
           activities                                                                9,924,827          9,484,020
                                                                                   -----------        -----------
Cash Flows From Investing Activities:
  Net increase in loans                                                                733,742        (28,528,629)
  Principal collected on investment and
    mortgage-backed securities                                                      11,894,989         10,088,975
  Principal collected on investment securities
    available-for-sale                                                               5,394,500          4,116,335
  Proceeds from sales of securities available-for-
    sale                                                                             5,765,666               --
  Net decrease in U.S. Treasury bills                                                     --              124,672
  Purchases of premises and equipment                                                 (231,004)          (143,230)
                                                                                   -----------        -----------
         Net cash provided by (used in)
           investing activities                                                     23,557,893        (14,341,877)
                                                                                   -----------        -----------
Cash Flows From Financing Activities:
  Net (decrease) increase  in total deposits                                        (8,143,519)        31,881,802
  Net decrease in advances
         from Federal Home Loan Bank of Pittsburgh
         with original maturities less than three
         months                                                                    (27,535,668)       (30,111,797)
  Advances from Federal Home Loan Bank with
    maturities greater than three months                                                  --           10,215,000
  Maturities of advances from Federal Home Loan Bank with maturities
    greater than three months                                                             --           (5,000,000)
  Capital Contribution                                                               1,000,000               --
                                                                                   -----------        -----------
         Net cash (used in) provided by financing
           activities                                                              (34,679,187)         6,985,005
                                                                                   -----------        -----------
Net (decrease) increase in cash & cash equivalents                                  (1,196,467)         2,127,148
Cash & cash equivalents, beginning of year                                           6,918,680          2,802,177
                                                                                   -----------        -----------
Cash & cash equivalents, end of period                                            $  5,722,213        $ 4,929,325
                                                                                  ============        ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                      $ 10,657,766       $  7,071,452
    Income taxes                                                                        16,776            100,000

Supplemental Schedule of Non-Cash Investing and
  Financing Activity:
  Conversion of preferred stock to common stock                                   $      6,355       $      5,486
  Issuance of preferred stock as dividends                                             397,172            308,712







                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY


                   Notes to Consolidated Financial Statements




1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank"), as of September 30, 1996 and December 31, 1995, and the results of their operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995.

2. Results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

3. Earnings per common share for all periods presented is based on the weighted average number of common shares outstanding and common stock equivalents, after consideration of preferred stock dividends. Common stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock. The earnings per common share does not assume the exercise of stock options or warrants as common stock equivalents since such exercise is antidilutive. For the nine months ended September 30, 1996 and 1995, the weighted average number of common shares includes 115,837 and 114,056 shares, respectively, attributable to common stock equivalents.

         Fully diluted earnings per share for the three and nine months ended September 30, 1996 and 1995 is not presented since such presentation is anti-dilutive.

         Regent accrues on a quarterly basis the preferred stock dividend that is payable annually each year. This accrual is considered for purposes of the earnings per common share calculation and is computed using the estimated market price of the preferred stock at the financial reporting date. The accrual is adjusted as necessary to reflect outstanding shares declared as a dividend and for changes in the market price. The calculation of the earnings per common share for the nine months ended September 30, 1996 reflected an adjustment for the amount that had been accrued for the preferred stock dividend. As a result of a decline in the market price, the accrual for preferred dividends estimated in the earnings per common share calculation was higher than the actual charge for the preferred stock dividend based on the market price at the date of the preferred stock declaration. Consequently, the earnings per common share calculation for the nine months ended September 30, 1996 included a benefit of $123,000 to adjust the preferred stock dividend to the actual amount declared in June 1996.

4. In October 1995, the U.S. Bankruptcy Court issued an order approving the settlement of a matter involving the bankruptcy of a mortgage banking company for which the Bank had funded residential mortgages. As part of the settlement, the Bank's request to receive assignment of notes and mortgages of approximately $7,600,000 was granted and the trustee and creditors' committee agreed not to object to the Bank's unsecured claims against the debtor in the bankruptcy proceedings. Additionally, the Bank agreed to pay the trustee $175,000 and will lend the trustee up to an additional $175,000 to pay counsel fees in connection with litigation by the trustee against a third party. The Bank also agreed to make a second loan up to $50,000 and a third loan of $75,000, subject to certain conditions, and to pay fees and expenses of professionals (other than attorneys) in connection with the claim against the third party. The loans will bear interest at the Bank's prime rate plus one percent per annum, and will be secured by a continuing first lien on, and security interest in (after administrative expenses, as defined), the trustee's right, title and interest in the assets of the debtor's bankrupt estate. The Bank's payment to the trustee of $175,000 was charged to expense in the year ended December 31, 1995. Management believes the Bank's loan commitments under the settlement are recoverable based upon its current assessment of the outcome of the litigation against the third party. The Bank's unsecured claims against the debtor approximate $2.5 million, with recovery primarily dependent on successful litigation against the third party.

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

         The trustee in the bankruptcy proceedings of the principal shareholder of the mortgage banking company debtor has asserted that certain collateral (including an $85,000 payment received by the Bank) transferred by the shareholder to the Bank as security for the obligations of the debtor to the Bank was a preferential transfer within 90 days of the shareholder's bankruptcy filing and is recoverable by the trustee on behalf of the shareholder's creditors. The Bank has negotiated a settlement of this claim for $65,000.

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

         Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes, non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; and significant change in ownership or loss of guarantors to the detriment of credit quality. A minimal delay or shortfall is defined by the Bank as a delay of less than 90 days in making full contractual payment, or in the absence of significant credit weaknesses which will further delay or stop the borrower from repaying principal and interest in full under original contract terms.

         Loans evaluated under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of September 30, 1996, there were no restructured loans.

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

         At September 30, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $10.3 million, of which $2.9 million were non-accrual loans and $2.7 million were IPF loans. The related allowance for credit losses for these impaired loans was $3.7 million. For approximately $3.4 million of impaired loans, the reserve was based on the expected future cash flows and the remaining $6.9 million was based on the fair value of the collateral.

         An asset which no longer retains any value to the Bank will be charged-off immediately. Assets whose value has depreciated will be charged-off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long term. Bank policy is to pursue aggressively any likely recovery against charged-off assets.

         The Bank applies all payments received on non-accrual loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the nine months ended September 30, 1996, the Bank did not recognize any interest income using the cash basis of income recognition.

6. For the year ended December 31, 1995, the Bank recorded a provision for loan losses of $4.5 million in connection with a loss exposure identified in the Bank's IPF loan portfolio. For the nine months ended September 30, 1996, the Bank recorded net charge-offs of $6.2 million on delinquent IPF loans and increased its provision for loan losses by $3.9 million, primarily as a result of delinquent IPF loans. The Bank has discontinued its IPF loan business effective September 3, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF PERATIONS


FINANCIAL OVERVIEW

Regent Bancshares Corp. ("Regent"), the holding company for Regent National Bank (the "Bank") recorded a net loss of $3,072,301 or $2.83 per share for the nine months ended September 30, 1996 compared to net income of $376,475 or $.02 per share for the comparable 1995 period. The loss for the first nine months of 1996 was due principally to a higher provision for loan losses of $4,755,000 and an increase in other expenses of $140,369, which offset higher net interest income of $1,153,851 and gains on the sale of residential mortgage loans and available-for-sale securities aggregating $89,668.

For the third quarter ended September 30, 1996, the net loss was $320,391 or $.30 per share compared to a net loss for the 1995 third quarter of $13,276 or $.22 per share. The higher loss incurred in the 1996 third quarter versus the 1995 third quarter was primarily the result of an increase in the provision for loan losses of $900,000. Net interest income for the three months ended September 30, 1996 was higher than the comparable 1995 period by $313,890 and other expenses in the third quarter of 1996 were lower than the 1995 third quarter by $272,145.

Total assets of $220,532,069 at September 30, 1996 were substantially lower than total assets at December 31, 1995 of $262,512,061. The reduction in Regent's asset size was the result of a curtailment of the Bank residential mortgage warehouse lending program, the sale of $27.8 in loan participations, and a decrease in the Bank's mortgage-backed securities portfolio. The reduction of $24.7 million in mortgage-backed securities classified as held-to-maturity and available-for-sale resulted from the normal monthly principal prepayments and the sale in September 1996 of $5.8 million in available-for-sale securities. Proceeds from the loan participations and securities sales were used to reduce borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"). See "Recent Developments" for further discussion of asset sales and capital and liquidity matters.

At September 30, 1996 and December 31, 1995, a substantial portion of the Bank's consumer loans, $13.2 million and $16.8 million (net of $1.3 million and $930,000 of unearned interest, respectively), consisted of IPF loans. The IPF loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans were serviced for the Bank by a servicing company (the "Servicer") under a Processing, Servicing, Marketing and Consulting Agreement (the "Agreement") through September 1, 1996.

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

In determining the loss exposure at December 31, 1995, no credit was taken for the anticipated future collection of return premiums due from insurance companies and other credit sources on delinquent IPF loans, or for a $1.8 million note from the Servicer and its principals in recognition by the Servicer that a portion of the losses incurred by the Bank on the IPF loan balances should be borne by the Servicer. The promissory note payable to the Bank in the amount of $1.8 million is secured by commercial real estate, receivables and personal assets, although realization is uncertain.

The Bank determined its loss exposure on IPF loans at September 30, 1996 based on an aged delinquency report and estimated future cash payments from borrowers and insurance companies. In the second and third quarters of 1996, net IPF loan balances of $6.2 million that were past due 120 days or more have been charged-off. As of September 30, 1996, IPF loans that were past due 90 to 120 days totaled $578,000. The Bank has allocated $2.7 million of the allowance for loan losses to the IPF loan portfolio and management believes that such amount is adequate because of concerted collection efforts and the Bank's assumption in September 1996 of the management and operational control of the servicing operations. The Bank discontinued its IPF loan business effective September 3, 1996.

Interest and fees accrued on all IPF loans during the first nine months of 1996 approximated $4.3 million. Due to the Servicer's inability to place IPF loans on non-accrual status this total includes accrued interest and fees on delinquencies. The Bank has reduced the amount of interest and fee income on IPF loans by approximately $1.3 million, which is management's estimate of the income inappropriately accrued per the Servicer's records. In 1995, interest and fee income included accrued income on delinquent IPF loans. However, any uncollectible accrued income receivables were considered in the determination of the provision for possible loan losses. For the nine months ended September 30, 1996, the Bank increased its provision loan losses by $4.8 million compared to the nine months ended September 30, 1995 primarily as a result of 1996 delinquent IPF loans.

Regent has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995 (the "Merger Agreement") among Carnegie Bancorp ("Carnegie"), Carnegie Bank, N.A. ("CBN"), Carnegie's wholly owned national bank subsidiary, Regent and the Bank, providing for the merger of Regent with and into Carnegie (the "Merger") and for the merger of CBN with and into the Bank (the "Bank Merger"). The Merger Agreement was further amended (the "Amended Merger Agreement") on October 2, 1996, whereby Regent will be acquired by Carnegie through an exchange of Regent's common and preferred shares for Carnegie common stock. The exchange rate is to be based on the ratio of Regent's book value, as defined, to Carnegie's book value, as defined, determined on the last day of the month immediately preceding the closing date. The amendment does not provide for the purchase or exchange of Regent's outstanding warrants and options for common stock of Carnegie.

In addition, each Regent common and preferred stockholder will receive a beneficial interest in the Regent Liquidation Trust. The Regent Liquidation Trust will consist principally of Regent IPF loans which are not being purchased by Carnegie in the merger. The Regent Liquidation Trust will be established at the closing date of the merger for the principal purpose of seeking to collect Regent's remaining and previously charged-off IPF loans. The term of the Regent Liquidation Trust is expected to be three years, at which time Trust Beneficiaries will receive a pro rata cash distribution of any proceeds collected by the Regent Liquidation Trust and remaining after satisfaction of the indemnification obligations of the Regent Liquidation Trust to Carnegie.

The merger is subject to the maintenance by Regent of a specified net worth and to other conditions as defined in the Amended Merger Agreement, and to the approval and adoption of the Amended Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Regent Common Stock and Regent Series A Convertible Preferred Stock, each voting as a separate class, at a meeting of the holders thereof, approval and adoption of the Amended Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of Carnegie Common Stock voting at a meeting of Carnegie shareholders and various approvals of the OCC and the Board of Governors of the Federal Reserve System (the "FRB"). Approval of the OCC and the FRB have been obtained; however, extensions of such approvals will be required.

RECENT DEVELOPMENTS

For the year ended December 31, 1995, Regent had a net loss of $2.1 million and for the nine months ended September 30, 1996, Regent had a net loss of $3.1 million. These losses resulted primarily from charge-offs of IPF loans 120 or more days past due and increases in the reserve for potential loan losses on the IPF Loans that remain outstanding. In September 1996, the Bank discontinued making IPF loans. As a result of the Bank's losses and the effect thereof on the Bank's capital, on October 10, 1996, the Bank entered into a written agreement (the "Regulatory Agreement") with the OCC pursuant to 12 U.S.C. (section)1818(b).

Under the Regulatory Agreement the Bank is required, subject to OCC review or approval, to (i) adopt and implement an action plan to improve the Bank by November 9, 1996, (ii) achieve capital levels specified in the Regulatory Agreement at October 31, 1996 and December 31, 1996, (iii) develop a three-year capital program by November 9, 1996 aimed at identifying means for the Bank to maintain adequate capital levels and establishing restrictions on the payment of dividends, (iv) continue the liquidation of the Bank's IPF loans in accordance with procedures specified in the Regulatory Agreement, (v) review the adequacy of the Bank's allowance for loan and lease losses and establish a program for the maintenance of adequate allowances by the Bank for loan and lease losses in compliance with OCC requirements, (vi) review the Bank's liquidity on a weekly basis and take appropriate action to ensure adequate sources of liquidity in relation to the Bank's needs and (vii) appoint a committee of directors responsible for monitoring the Bank's compliance with the terms of the Regulatory Agreement and reporting thereon to the OCC. The Bank believes that it is currently in compliance with all of the provisions of the Regulatory Agreement in all material respects and anticipates that, absent unforeseen circumstances, it should be able to remain in compliance with the Regulatory Agreement in all material respects.

Based upon the Bank's unsatisfactory condition and the questionable ability of Regent to continue to service its outstanding debt beyond September 30, 1996, the Federal Reserve Bank of Philadelphia (the "FRBP") formally notified Regent, in a letter dated September 6, 1996, of its determination that Regent is in "troubled condition". As a consequence of such condition, Regent must provide the FRBP with 30 days' notice prior to adding any members to its board of directors or engaging any new senior executive officers. In addition to the notice requirement, the FRBP has prohibited Regent, without prior written FRBP approval, from declaring or paying any dividends, repurchasing or redeeming any of its stock and incurring any additional debt, and has required Regent to submit to the FRBP by October 6, 1996 a written plan to service Regent's outstanding debt and to immediately notify the FRBP of any material event that significantly impacts the financial condition of Regent and the Bank. Regent has submitted to the FRB certain written undertakings from the Bank's organizers to service the interest on Regent's outstanding subordinated debentures in the event Regent does not otherwise have sufficient funds to pay such interest when next due.

Failure to make significant improvements in the condition of the Bank and future regulatory determinations could result in additional formal or informal enforcement actions against the Bank which would include restrictions on the operations, growth and capital distributions, monitoring and periodic review by the OCC, civil money penalties, mandatory asset dispositions, conservatorships and other actions, many of which, by law, must be publicly disclosed. If Regent or the Bank does not comply with any of the terms of any order or agreement, the OCC may petition the appropriate court for an order to enforce the terms thereof. If willful noncompliance were to continue, the OCC could seek to take possession of the business and property of the Bank, subject to providing notice and the holding of a hearing with the concurrence of the Pennsylvania Attorney General, or could seek to terminate the deposit insurance of the Bank.

In connection with the requirements of the Regulatory Agreement, the Bank has taken steps to reduce its asset size and improve its capital position. As previously indicated, the Bank has curtailed its residential mortgage warehouse lending program, sold loan participations of $27.8 million and sold $5.8 million available-for-sale securities in September 1996. In addition, Regent's and the Bank's equity capital was increased by $1 million through capital contributions by certain directors. Further asset reductions occurred in October 1996 through the additional sale of loan participations totaling $6.4 million and of available-for-sale securities of $3.6 million. Proceeds from the asset sales were used to reduce FHLB borrowings. These actions have enabled the Bank to achieve the capital ratios by October 31, 1996 as required by the Regulatory Agreement. The Bank is currently executing and implementing the various plans as required by the Regulatory Agreement.

In September 1996, Harvey Porter, for reasons of ill health, retired as Chief Executive Officer of Regent and as President and Chief Executive Officer of the Bank. David W. Ring, Chairman of the Board, was appointed by the Registrant's Board of Directors to serve as the Chief Executive Officer of Regent. John J. Lyons, the former President, Chief Executive Officer and director of Jupiter Tequesta National Bank and the former President, Chief Executive Officer and Chairman of Monarch Savings Bank, was appointed President, Chief Executive Officer and a director of the Bank by the Bank's Board of Directors in September 1996.

FINANCIAL CONDITION

Capital Adequacy

The following table sets forth the capital ratios of Regent and the Bank as of September 30, 1996 and December 31, 1995 as well as the required minimum regulatory capital ratios for Regent and the Bank. Since September 30, 1996, the Bank, as previously discussed, has taken further steps to decrease the size of the Bank and thereby improve the Bank's capital ratios.

                                                                                 Required
Regent                     September 30, 1996        December 31, 1995          Regulatory
------                     ------------------        -----------------            Minimum
                                                                                ----------
Risk-based capital:

         Tier I capital...          6.12%                   7.00%                  4.00%
         Total capital....          8.17%                   8.98%                  8.00%
Leverage ratio............          3.31%                   4.00%               3.00-5.00%(1)


                                                                                 Required
                            September 30, 1996        December 31, 1995         Regulatory
The Bank                    ------------------        -----------------           Minimum
                                                                                ----------
Risk-based capital:

         Tier I capital...          8.08%                    8.67%                 4.00%
         Total capital....          9.33%                    9.92%                 8.00%
Leverage ratio............          4.35%                    4.94%             3.00-5.00%(1)

(1) the 3% level only applies to those banking companies that are given the highest composite rating under the uniform bank rating (CAMEL) system of the federal banking regulatory agencies. (As of October 31, 1996, the Bank's leverage ratio was 5.31% and Regent's was 4.02%).

Both Regent and the Bank are subject to minimum capital requirements promulgated by the FRB and the OCC, their respective primary regulators. As an institution whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to insurance assessments imposed by the FDIC. The actual assessment to be paid by any FDIC-insured institution is based on the institution's assessment risk classification which is determined on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" as those terms are defined in corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, and whether such institution is considered by its bank supervisory agency to be financially sound or to have supervisory concerns.


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

The liquidity position is also strengthened by the establishment of credit facilities with other banks, the FRBP and the FHLB. Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities up to 20 years at costs that would be less expensive than through the Bank's deposit generation process.

Investment Portfolio: The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed securities portfolio with an amortized cost of $112.4 million at September 30, 1996, $17.9 million were adjustable rate and $94.5 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at September 30, 1996 approximated 6.1 years.

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






                                           0 to 3         4 to 12          1 to 3          3 to 5          After
(Dollars in thousands)                     Months          Months           Years           Years         5 Years        Total
                                          --------        --------        --------        --------        --------       -----

Mortgage-backed securities                $ 12,876        $    356        $ 20,314        $ 47,300        $ 31,506      $112,352
Other securities                             2,664            --              --              --               396         3,060
Mortgage loans held for sale                 2,915            --              --              --              --           2,915
Loans                                       47,062          18,190           8,282          13,221          12,525        99,280
                                          --------        --------        --------        --------        --------      --------
Total Earning Assets                      $ 65,517        $ 18,546        $ 28,596        $ 60,521        $ 44,427      $217,607
                                          ========        ========        ========        ========        ========      ========

NOW and money market                      $  7,641        $   --          $   --          $   --          $   --
                                                                                                                        $  7,641
Savings                                     50,579            --              --              --              --
                                                                                                                          50,579
Certificates of Deposit                     16,233          74,293           4,108          24,829              50       119,513
FHLB advances                                5,915            --              --             5,000           5,205
                                                                                                                          16,120
Subordinated debt                             --              --             2,750            --              --           2,750
Net non-interest bearing
  source of funds                             --              --              --              --            21,004        21,004
                                          --------        --------        --------        --------        --------      --------

Total Sources of Funds                    $ 80,368        $ 74,293        $  6,858        $ 29,829        $ 26,259      $217,607
                                          ========        ========        ========        ========        ========      ========

Period Gap                                $(14,851)       $(55,747)       $ 21,738        $ 30,692        $ 18,168
                                          ========        ========        ========        ========        ========

Cumulative Gap                            $(14,851)       $(70,598)       $(48,860)       $(18,168)           --
                                          ========        ========        ========        ========        ========

Cumulative Gap as % of
  total assets                                (6.7)%         (32.0)%         (22.2)%        (8.2)%



INVESTMENT PORTFOLIO

The investment portfolio of Regent includes investments classified as held-to-maturity and available-for-sale and consists of mortgage-backed securities and non-marketable equity securities. The mortgage-backed securities portfolio is comprised principally of securities issued by U.S. Government agencies and corporations, which represented 86% of the total mortgage-backed portfolio at September 30, 1996. The remaining 14% consisted of collateralized mortgage obligations of private issuers. The table below summarizes by major category the amortized cost and market values of the investment securities classified as available-for-sale and held-to-maturity at September 30, 1996:



                                            Held-to-Maturity                    Available-for-Sale
                                            -----------------------             -----------------------------
                                            Amortized         Market            Amortized        Market
                                            Cost              Value             Cost             Value
                                            -----------       -----------       -----------      -----------
GNMA                                        $11,432,725       $10,906,224       $        -       $         -
FHLMC                                        32,405,551        31,492,279         8,114,605        7,719,319
FNMA                                         19,252,128        18,572,228        25,381,342       24,662,623
Collateralized mortgage
         obligations                         15,765,410        14,806,986
Non-marketable equity
         securities                                   -                 -         3,059,657        3,059,657
                                             ----------        ----------       -----------       ----------
                                            $78,855,814       $75,777,717       $36,555,604      $35,441,599
                                             ==========        ==========        ==========       ==========


The following table details the range of maturities of mortgage-backed securities held to maturity as of September 30, 1996 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:



                                            Within 1      Ater 1 But        After 5 But
                                            Year          Within 5 Years    Within 10 Years      Total
                                            -----------   --------------    ---------------      -----------
U.S. agencies and corporations              $   617,475     $43,055,623     $   19,417,304       $63,090,402
Collateralized mortgage obligations           1,541,669      14,223,743               --          15,765,412
                                            -----------     -----------     --------------       -----------
                                            $ 2,159,144     $57,279,366     $   19,417,304       $78,855,814
                                            ===========     ===========     ==============       ===========

Weighted Average Yield                             5.25%           6.31%              6.21%



The following table details the range of maturities of mortgage-backed securities available for sale as of September 30, 1996 based on the amortized cost, the weighted average life of the securities for each classification, and the weighted average yield for each maturity period:



                                            Within 1     After 1 But      After 5 But
                                            Year         Within 5 Years   Within 10 Years       Total
                                            --------     --------------   ---------------       ------
U.S. agencies and corporations             $   --          $14,591,303      $18,904,644      $33,495,947
                                           ==========      ===========      ===========      ===========

Weighted Average Yield                         --%                6.38%            7.23%





The following table sets forth those collateralized mortgage obligations which have a carrying value that exceeded 10% of Regent's shareholders' equity at September 30, 1996. These securities have an investment rating of AA or better.

                                                    Carrying Value       Market Value
                                                    --------------       ------------
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 7.....................  $2,265,505          $2,089,577
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 5.....................   1,764,729           1,588,258
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 6.....................   1,575,707           1,472,384
Bear Stearns Mortgage Securities Inc.
         Series 1993-12 Class 1B...................   1,595,702           1,544,921
Bear Stearns Mortgage Securities Inc.
         Series 1992-04............................   2,166,116           2,119,949
Capstead Securities Corp.
         Series 1992-C-3...........................   1,513,954           1,442,669
Resolution Trust Corporation
         Series 1991-M6............................   1,247,686           1,194,871
Saxon Mortgage Security Corp.
         Series 1993-04 Class 1A...................   2,357,659           2,272,695

Gross unrealized gains and losses on mortgage-backed securities held to maturity at September 30, 1996 were $81,086 and $3,159,183, respectively, and gross unrealized gains and losses on mortgage-backed securities available for sale at September 30, 1996 were $17,113 and $1,131,118 , respectively. Through the nine months ended September 30, 1996, available-for-sale securities totaling $5.8 million were sold at a gain of $6,871. There were no sales of mortgage-backed securities in 1995. Unrealized losses on the securities generally are the result of lower than market interest rates on the underlying mortgages contained in the securities.

At September 30, 1996, the contractual maturity of substantially all of the Bank's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.

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

LENDING

Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $102.2 million at September 30, 1996 compared to $120.0 million at December 31, 1995. The decrease from year end 1995 outstanding loan balances to September 30, 1996 resulted primarily from the sale of $27.8 million in loan participations in September 1996.

The following table details the types of loans outstanding by category as of September 30, 1996 and December 31, 1995:




                                              September 30, 1996               December 31, 1995
                                              ------------------               -----------------
                                              Amount           %               Amount          %
                                              ------         --                ------        ---
Commercial & industrial                     $47,114,776       47%          $ 49,006,081      46%

Real estate:
         Construction                         7,389,369        7%             4,430,425       4%
         Mortgages-residential               17,402,700       18%            18,925,609      18%
         Mortgages-commercial                11,634,504       12%            16,168,009      15%

Consumer                                     15,739,088       16%            18,572,551      17%
                                             ----------      ----           -----------     ----
                  Total loans                99,280,437      100%           107,102,675     100%
                                                             ====                           ====

Less:
         Unearned interest and fees          (1,536,228)                     (1,192,641)
                                            -----------                    ------------
                                            $97,744,209                    $105,910,034
                                            ===========                    ============

Mortgage loans held for sale                $ 2,914,743                    $ 12,873,725
                                            ===========                    ============

Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less. Consumer loans are collateralized primarily by unearned automobile insurance premiums.

To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities less than five years. The following table presents the scheduled maturities of loans that are outstanding as of September 30, 1996:

                                                 After 1
                                     Within      But Within     After
                                     1 Year      5 Years        5 Years        Total
                                     -------     ----------     -------        -----
Predetermined interest
   rates                           $21,950,889   $20,768,935   $12,525,628  $55,245,452
Floating rate                       37,185,192     3,062,525     3,787,268   44,034,985
                                   -----------   -----------   -----------   ----------

                                   $59,136,081   $23,831,460   $16,312,896  $99,280,437
                                    ===========  ===========   ===========  ===========



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

Construction loans

Risk factors inherent in construction loans include economic risk which may affect end purchase or use of the collateral; engineering risk which may prevent completion of construction or result in added expense in build-out; environmental risk in earth and water table movement; management risk in correctly and completely monitoring construction and loan advances; and legal risk in properly documenting each advance and ensuring collateralization. The Bank monitors such loans to review all advances and monitors all projects.

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

Consumer loans

Consumer loans consist primarily of loans to individuals to finance automobile insurance premiums on their insurance policies. These loans have repayment terms of nine months and are secured by the insurance policy's unearned premium. Risk factors include economic risk which may affect the borrower's ability to maintain a job and financial stability; the financial strength and stability of the insurance company underwriting the insurance and insurance agents that originate the loans; the effectiveness of the internal control structure to cancel the insurance policies on delinquent accounts in a timely and effective manner; collection efforts in obtaining the cancelled policy's unearned premium from the insurance company; and legal risk in properly documenting and perfecting the collateral.

The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, amounted to $4.3 million or 1.97% of total assets at September 30, 1996 compared to $9.2 million or 3.49% of total assets at December 31, 1995. The decrease in non-performing assets in the first nine months of 1996 was attributable to a lower amount of IPF loans 90 days or more past due and a decline in non-accruing loans primarily as a result of charging-off $801,000 in non-accruing loan balances. Included in the accruing loans 90 days or more past due were IPF loans totaling $682,200 and $4.5 million at September 30, 1996 and December 31, 1995, respectively. Given the limitation of the Servicer's records associated with the IPF loans, the Bank was unable to obtain an accurate aging of such loans at December 31, 1995. Accordingly, for purposes of determining the amount of the non-performing IPF loans, the Bank included the loss exposure amount of $4.5 million in accruing loans 90 days or more past due as of December 31, 1995. IPF loans of $682,200 were considered to be accruing loans 90 days or more past due at September 30, 1996 based on an aged delinquency report. The following table details the non-performing assets at September 30, 1996 and December 31, 1995:

                                          September 30, 1996          December 31, 1995
                                          ------------------          -----------------
Non-accrual loans                             $2,877,622                   $3,567,737
Accruing loans 90 days or more past due        1,276,417                    5,594,005
Restructured loans                                    --                           --
                                              ----------                   ----------

         Total non-performing loans            4,154,039                    9,161,742

Other real estate owned                          189,627                            -
                                               ---------                    ---------

         Total non-performing assets          $4,343,666                  $9,161,742
                                               =========                   =========

Non-performing loans to period end loans
         and loans held for sale                    4.06%                       7.64%

Non-performing assets to total assets               1.97%                       3.49%

Non-performing assets to loans, loans held
         for sale and other real estate owned       4.24%                       7.64%


Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is doubtful. The non-accrual loans are primarily secured by various types of real estate. Interest income not recognized due to non-accrual status was $221,200 for the nine months ended September 30, 1996. No interest income was included in operating income attributable to non-accrual loans in the nine month period ended September 30, 1996.

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

Loans aggregated for evaluation under SFAS No. 114 and SFAS No. 118 are those loans risk-rated by the Bank as Special Mention, Substandard and Doubtful, as well as any Troubled Debt Restructuring which may not be so risk-rated. As of September 30, 1996, there were no restructured loans.

At September 30, 1996, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 and SFAS No. 118 was $10.3 million (of which $2.9 million were non-accrual loans and $2.7 million were IPF loans). The related allowance for credit losses for these impaired loans was $3.7 million. For approximately $3.4 million of impaired loans, the reserve evaluation was based on the expected future cash flows and the remaining $6.9 million was based on the fair value of the collateral.

As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral, and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity for the nine months ended September 30, 1996 and 1995:

                                    September 30, 1996    September 30, 1995
                                    ------------------    ------------------
Balance, beginning of period           $ 6,500,882           $ 1,713,372

Charge-offs:
         Commercial & industrial           414,193                   340
         Real estate - construction           --                    --
         Real estate - residential         447,192               127,679
         Consumer                        7,474,692                  --
                                       -----------           -----------
                                         8,336,077               128,019
                                       -----------           -----------
Recoveries:
         Commercial & industrial              --                     567
         Consumer                        1,240,335                 8,000
                                       -----------           -----------
                  Total  recoveries      1,240,335                 8,567
                                       -----------           -----------


Net (charge-offs) recoveries            (7,095,742)             (119,452)
                                       -----------           -----------

Provision charged to operations          5,075,000               320,000
                                       -----------           -----------

Balance, end of period                 $ 4,480,140           $ 1,913,920
                                       ===========           ===========

Allowance for loan losses as a % of period end
         loans and loans held for sale        4.38%                 1.76%

Net charge-offs as a % of average loans
and loans held for sale                       7.55%                  .18%



Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses at September 30, 1996:


                                                   September 30, 1996
                                              ------------------------------
                                                               % of Loans
                                              Amount          to Total Loans
                                              ------          --------------
Commercial & Industrial                    $  543,900               47%
Real Estate:
         Construction                         171,300                7%
         Mortgages - residential              281,700               18%
         Mortgages - commercial                 3,300               12%
Consumer                                    2,737,200               16%
Unallocated                                   742,740              N/A
                                           ----------              ---
                                           $4,480,140              100%
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

DEPOSITS

Total deposits at September 30, 1996 aggregated $188.0 million which was lower than total deposits at December 31, 1995 of $196.1 million due primarily to declines in demand and certificate of deposit balances. As illustrated in the table below, the composition of deposits at September 30, 1996 has remained relatively consistent compared to the composition at December 31, 1995.


                            September 30, 1996       December 31, 1995
                            -------------------      ---------------------
                            Balance          %       Balance             %
                            ------------    ----     -------------     ----
Demand                      $ 10,254,491      5%      $ 12,621,000       6%
NOW                            3,545,110      2%         3,959,987       2%
Savings                       50,579,189     27%        50,602,549      26%
Money Market                   4,096,129      2%         3,663,527       2%
Certificates of deposit      119,513,204     64%       125,284,579      64%
                            ------------    ----      ------------     ----
                            $187,988,123    100%      $196,131,642     100%
                            ============    ====      ============     ====


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

The following table summarizes the Bank's short-term borrowing activity for the nine months ended September 30, 1996 and 1995:



                                                     Average                            Weighted
                                                     Amount            Maximum          Average
                                    Balance          Outstanding       Outstanding      Interest          Average
                                    Outstanding      During            at any           Rate at            Rate
                                    9/30             the Period        Month-End        9/30               Paid
                                    -----------      -----------       -----------      -----              -----
1996:    FHLB borrowings            $5,914,743       $35,132,791       $47,269,068      5.89%              5.53%
         Federal funds purchased             -           145,073         1,000,000         -               5.21%
                                    ----------       -----------
                                    $5,914,743        $35,277,864                                          5.53%
                                    ==========        ===========
1995:    FHLB borrowings            $37,926,981       $46,341,779      $66,155,178      6.62%              6.25%
         Federal funds purchased           --             280,952              --         --               5.92%
                                    -----------       -----------

                                    $37,926,981       $46,622,731                                          6.25%
                                    ===========       ===========



RESULTS OF OPERATIONS

A net loss for the nine months ended September 30, 1996 was recorded of $3,072,301 or $2.83 per share compared to net income of $376,475 or $.02 per share earned in the first nine months of 1995. For the quarter ended September

30, 1996, the net loss was $320,391 or $.30 per share versus a net loss of $13,276 or $.22 per share earned in the comparable 1995 period. The lower 1996 quarterly and year-to-date results were attributable primarily to increases in the provision for loan losses related to IPF loans. Regent also recorded higher net interest income and gains on the sale of residential mortgages and mortgage-backed securities available-for-sale.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1996 totaled $7,084,035 or 19% higher than net interest income in the comparable 1995 period of $5,930,184. For the three months ended September 30, 1996, net interest income was $2,552,404 which was an increase of $313,890 from the 1995 third quarter total of $2,238,514. The quarterly and year-to-date increases were attributable to an improved net interest margin which reflected the yields on earning assets rising faster than the cost of interest bearing liabilities. The net interest margin rose from 3.31% for the first nine months of 1995 to 3.70% for the same nine month period in 1996. The higher margin reflected primarily a greater percentage of interest income being derived from higher yielding loan activity, and, in particular, IPF lending activity. Before charge-offs, the yield on IPF loans approximated 23% and represented 17% of total interest income in the first nine months of 1996 versus 14% of total interest income in the comparable 1995 period. In 1996, interest and fees on all loans represented 62% of total interest income versus 50% in 1995. Net interest income also benefited from an increase in average earning assets of $16,216,000. The following table is a rate/yield analysis for the nine months ended September 30, 1996 and 1995:


(Dollars in thousands)                                   1996                                 1995
                                            ---------------------------           ---------------------------
                                            Average     Income/   Rate/           Average     Income/   Rate/
                                            Balance     Expense   Yield           Balance     Expense   Yield
                                            -------     -------   -----           -------     -------   -----
Interest Earning Assets:
         Securities                         $129,494    $6,435    6.63%          $151,650  $7,581    6.66%
         Loans                               125,253    10,493   11.16%            86,881   7,482   11.36%
                                             -------    ------                   --------  ------
                           Total            $254,747    16,928    8.85%          $238,531  15,063    8.42%
                                             =======    ------                   ========  ------
Interest Bearing Liabilities:
         NOW accounts                       $  3,807        68    2.38%          $  4,185      78    2.49%
         Statement savings                    50,647     1,852    4.87%            55,014   2,000    4.86%
         Money market                          3,798       121    4.24%             9,008     258    3.83%
         Time deposits                       123,385     5,703    6.16%            96,228   4,450    6.18%
         Short-term borrowings                35,278     1,465    5.53%            46,622   2,180    6.25%
         Long-term advances                   10,207       470    6.13%                93       3    6.51%
         Subordinated debt                     2,750       165    7.98%             2,750     164    7.98%
                                             -------    ------                   --------  ------
                           Total             229,872     9,844    5.70%           213,900   9,133    5.71%
                                             -------    ------                   --------  ------
Non-Interest bearing
         sources of funds                     24,875                               24,631
                                             -------                              -------

Net Interest Income/Spread                  $254,747    $7,084    3.15%          $238,531  $5,930    2.71%
                                            ========    ======    =====          ========  ======    =====
Net Interest Margin                                               3.70%                              3.31%
                                                                  =====                              =====

PROVISION FOR LOAN LOSSES

A provision for loan losses of $5,075,000 was recorded for the nine months ended September 30, 1996 compared to $320,000 in the same period of 1995. For the third quarter of 1996, the provision was $1,025,000 versus $125,000 in the 1995 third quarter. The increases in the quarterly and year-to-date provisions were due to the charge-offs incurred in connection with IPF loans.

OTHER EXPENSES

Total other expenses for the nine months ended September 30, 1996 were $5,256,338 or 3% over the comparable 1995 period total of $5,115,969. For the third quarter, other expenses were lower in 1996 than in 1995 by $272,145 or 13%. The primary factors that increased other expenses for the nine month period ended September 30, 1996 were higher salaries and employee benefits, and processing and operational costs associated with IPF loans. Salaries and employee benefit expenses increased by $191,460 in the first three quarters of 1996 due to higher staffing levels and benefit costs and to salary increases. Processing and operational costs for IPF loans increased by $748,167 for the nine month period relating to higher loan activity and the Bank absorbing all costs of servicing the IPF loan portfolio beginning in April 1996, which previously had been borne by the servicing company. The nine month period in 1996 benefited from lower professional fees of $200,229 which were lower as a result of legal expenses incurred in 1995 in connection with the settlement of the assignment of certain residential mortgage loans to Regent. In addition to the legal costs, an expense of $175,000 was incurred as part of this settlement. Insurance expense was also lower by $148,084 reflecting the reduction in FDIC insurance premiums.

Other expenses were lower for the 1996 third quarter versus the third quarter of 1995 by $272,145 due to the litigation settlement costs of $175,000 incurred in September 1995 and a reduction in professional fees of $223,571. The decrease in professional fees reflected the legal expenses incurred in 1995 for the mortgage assignment settlement. Offsetting these decreases were higher salaries and employee benefit expenses and IPF loan processing and servicing costs.

PROVISION FOR INCOME TAXES

Regent did not record an income tax benefit for the three and nine months ended September 30, 1996 since prior year losses had been benefited to the maximum extent of carryback availability. Tax losses exceeding tax carryback availability will be benefited when utilized. At September 30, 1996, Regent had a tax loss carryforward of $200,000. Additionally, Regent has approximately $4.9 million of potential future tax deductions associated with income and expense amounts treated differently for tax and financial reporting purposes. Regent has established a valuation allowance for the entire tax benefit associated with future deductions, approximating $1.7 million. These deferred tax benefits will be recognized for financial reporting purposes as Regent generates future taxable income. For the three and nine months ended September 30, 1995, the income tax provision was based on an effective tax rate of 34%.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Registrant's Form 10-K Report for the year ended December 31, 1995 for a description of certain legal proceedings.

Item 2.  CHANGES IN SECURITIES

In May 1994, the Registrant extended the expiration date of its publicly traded warrants (the "Warrants") from May 23, 1994 until December 31, 1995. In September 1995, the Registrant further extended the expiration date of the Warrants to the earlier of (a) the effective time of the Registrant's merger with Carnegie Bancorp ("Carnegie"), during which period the Warrants could not be exercised for the purchase of the Registrant's Common Stock but represented only the right to receive Carnegie Common Stock as provided in the August 30, 1995 Merger Agreement (the "Merger Agreement") with Carnegie or (b) 30 days after the termination of the Merger Agreement, during which period the Warrants could be exercised in accordance with their terms.

On October 2, 1996, the Registrant entered into an amendment (the "Amendment") to the Merger Agreement. The Amendment does not provide for the issuance of Carnegie Common Stock in exchange for the Warrants. In addition, the Amendment constituted a termination of the Merger Agreement. As a result, under the terms of the Registrant's September 1995 extension of the expiration date of the Warrants, the Warrants would have expired on November 1, 1996. The Registrant has extended this expiration date to November 30, 1996 in order to provide notice of the November 30, 1996 expiration date to the holders of the Warrants.

Item 5.  OTHER INFORMATION

In September 1996, Harvey Porter, for reasons of ill health, retired as Chief Executive Officer of the Registrant and as President and Chief Executive Officer of Regent National Bank (the "Bank"). David W. Ring, Chairman of the Board of the Registrant, was appointed by the Registrant's Board of Directors to serve as the Chief Executive Officer of the Registrant. John J. Lyons, the former President, Chief Executive Officer and director of Jupiter Tequesta National Bank and the former President, Chief Executive Officer and Chairman of Monarch Savings Bank, was appointed President, Chief Executive Officer and a director of the Bank by the Bank's Board of Directors in September 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K.

         Not applicable.

(b)      Reports on Form 8-K.

         On October 18, 1996, the Registrant filed a Current Report on Form 8-K dated October 2, 1996. Under Item 5 thereof, the Registrant reported (i) the Amendment, dated as of October 2, 1996, to the Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995 among Carnegie Bancorp, Carnegie Bank, N.A., Regent Bancshares Corp. and Regent National Bank and (ii) an Agreement Dated October 10, 1996 By And Between Regent National Bank, Philadelphia, Pennsylvania and The Office of the Comptroller of the Currency and an Addendum thereto. No financial statements were filed with the Registrant's October 3, 1996 Current Report on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REGENT BANCSHARES CORP.


                                         /S/ David W. Ring
                                         ----------------------------------
                                         DAVID W. RING
                                         Chairman & CEO


                                         /S/ Stephen J. Carroll
                                         ----------------------------------
                                         STEPHEN J. CARROLL
                                         Treasurer



Dated:  November 14, 1996