Form 10-K405
period 1996-12-31
REGENT BANCSHARES CORP
filed 1997-04-08
CIK 846979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-17753

                             REGENT BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)

           New Jersey                                             23-2440805
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1430 Walnut Street, Philadelphia, PA                                    19102
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:   (215) 546-6500

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

              Series A Convertible Preferred Stock, $.10 par value
                                (Title of class)

                          Common Stock, $.10 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the average of the highest bid and the lowest asked price for the Registrant's Series A Convertible Preferred Stock and Common Stock recorded on the National Association of Securities Dealers Automated Quotation System for March 18, 1997, as of such date, the aggregate market value of the Registrant's outstanding Series A Convertible Preferred Stock and Common Stock held by non-affiliates of the Registrant was approximately $2,882,736 and $8,573,551, respectively. As of March 18, 1997, the aggregate number of shares of the Registrant's Series A Convertible Preferred Stock and Common Stock outstanding was 427,072 and 1,244,793 shares, respectively.

                             REGENT BANCSHARES CORP.

                                    FORM 10-K

                                      INDEX


                                                                                                         Page
                                                                                                         ----
I.      PART I.

        Item 1.     Business..........................................................................     3
        Item 2.     Properties........................................................................     6
        Item 3.     Legal Proceedings.................................................................     6
        Item 4.     Submission of Matters to a Vote of Security Holders...............................     8

II.     PART II.

        Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............     9
        Item 6.     Selected Financial Data............................................................   10
        Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                      of Operations....................................................................   11
        Item 8.     Financial Statements and Supplementary Data........................................   33
        Item 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.............................................................   66

III.    PART III.

        Item 10.    Directors and Executive Officers of the Registrant.................................   68
        Item 11.    Executive Compensation.............................................................   71
        Item 12.    Securities Ownership of Certain Beneficial Owners and Management...................   73
        Item 13.    Certain Relationships and Related Transactions.....................................   77

IV.     PART IV.

        Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................   76


                                     PART I

Item 1.   Business.

Regent

         Regent Bancshares Corp. ("Regent") is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Regent was incorporated under the laws of the Commonwealth of Pennsylvania on December 22, 1986 and on November 23, 1987 was merged into a New Jersey corporation with the same name (and which was incorporated on November 2, 1987), with the New Jersey corporation being the surviving entity. Regent became a bank holding company on June 2, 1989 when it completed the acquisition of all of the authorized capital stock of Regent National Bank (the "Bank"), Regent's only subsidiary. The Bank commenced operations on June 5, 1989. Regent provides banking services through the Bank and does not engage in any activities other than banking activities. Regent is regulated by the Board of Governors of the Federal Reserve System. The executive offices of Regent are located at 1430 Walnut Street, Philadelphia, Pennsylvania 19102. Regent's telephone number is
(215) 546-6500.

The Bank

         The Bank, a federally-chartered national bank, is regulated by the Office of the Comptroller of the Currency (the "OCC") and is a member of the Federal Reserve System. The deposits held by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank engages in the commercial banking business, serving the banking needs of its customers with a particular focus on small and medium-sized businesses, professionals and other individuals, with an emphasis on the origination of loans in the $100 thousand to $2.1 million range. The Bank's strategy in providing its services is to attempt to respond to each customer's needs and assure that a customer will deal regularly with the same officer of the Bank. The small and mid-sized business and entrepreneurial market in the Bank's service area is large and the Bank believes it can offer the flexibility, speed and personal attention necessary to serve this large market. The banking and broad business experience of the Bank's officers and directors makes the Bank particularly well-suited to serve the individualized needs of this market. The Bank maintains one office at 1430 Walnut Street, Philadelphia, Pennsylvania 19102, where it conducts all of its banking activities. The Bank does not intend to expand by opening new branches or competing for the retail consumer market served by large banks in the region, but rather will pursue alternative means of deposit generation.

         At December 31, 1996, the Bank had $201.9 million in assets, $185.1 million in deposits and $85.1 million in net loans. The Bank's primary service area for Community Reinvestment Act purposes is the Delaware Valley which includes the greater Philadelphia metropolitan area and various counties in New Jersey, Delaware and Maryland.

         The federal and state laws and regulations that are applicable to bank holding companies and banks give regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and generally have been promulgated to protect depositors and deposit insurance funds and not for the purpose of protecting shareholders. Any change in such regulations, whether by an applicable federal or state regulatory authority or federal or state legislative bodies, could have a significant impact on Regent and the Bank.

         The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

         A broad range of credit facilities are offered to the businesses and residents of its service area, including commercial loans, home improvement loans, mortgage loans and home equity lines of credit. At December 31, 1996, the Bank's maximum legal lending limit was approximately $2.1 million per borrower.

         In addition, the Bank offers safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, and access to one or more regional or national automated teller networks as well as international services through correspondent institutions. The Bank is also empowered to offer, but does not provide, trust services. The Bank has the power to act as executor of wills and as a trustee for Individual Retirement Accounts, minors and other fiduciaries. Other trust services are provided through correspondent institutions. The Bank has established relationships with correspondent banks and other financial institutions in order to provide other services requested by its customers, including requesting correspondent banks to participate in loans where the loan amount exceeds the Bank's policies or legal lending limit.

         As of December 31, 1996, Regent and the Bank had a total of 43 employees, which excludes 37 temporary employees involved in the collection of automobile insurance premium finance ("IPF") receivables.

Competition

     There is substantial competition among financial institutions in the Bank's service area, although the Bank believes its relatively small size and emphasis on personal service provide it with a competitive advantage. The Bank competes with new and established local commercial banks, as well as numerous regionally based commercial banks. There is also competition from out of state financial institutions, thrifts and mutually owned savings banks and savings and loan associations. As of the date hereof, the Bank had attracted, and believes it will continue to attract, its customers from the deposit base of such existing banks and financial institutions and from growth in the Delaware Valley. Many of such banks and financial institutions are well-established and well-capitalized, allowing them to do more advertising and promotion and to provide a greater range of services, including trust services, than the Bank. The Bank's strategy has been and will continue to be emphasizing personalized services, offering competitive rates to depositors and making use of commercial and personal ties of the Bank's shareholders, directors, officers and staff to Delaware Valley businesses and residents.

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

Recent Developments

         In September 1996, Harvey Porter, for reasons of ill health, resigned as Chief Executive Officer of Regent and as President and Chief Executive Officer of the Bank. David W. Ring, Chairman of the Board, was appointed by Regent's Board of Directors to serve as the Chief Executive Officer of Regent. John J. Lyons, a professional banking consultant and the former President, Chief Executive Officer and a director of Jupiter Tequesta National Bank and the former President, Chief Executive Officer and Chairman of Monarch Savings Bank, was appointed President, Chief Executive Officer and a director of the Bank on an interim basis by the Bank's Board of Directors in September 1996.

         On January 14, 1997, Regent and the Bank executed an agreement (the "Termination Agreement") with Carnegie Bancorp. ("Carnegie") and its wholly owned subsidiary, Carnegie Bank, N.A. ("CBNA"), terminating the Amended and Restated Agreement and Plan of Merger, dated as of August 30, 1995, as amended on October 2, 1996, whereby Regent was to merge with and into Carnegie with Carnegie as the surviving corporation and the Bank was to merge with and into CBNA with CBNA as the surviving bank. Regent requested execution of the Termination Agreement because Regent's Board of Directors believed it to be in the best interests of Regent's shareholders if Regent remains independent. Pursuant to the Termination Agreement, Carnegie was reimbursed for $722 thousand of merger-related expenses Carnegie had incurred, and, in connection therewith, the Bank sold to Carnegie, with appropriate premium, $6.4 million of loan participations and servicing rights to such loans and loan participations of $27.8 million previously sold by the Bank to Carnegie.

         Effective January 6, 1997 Joel E. Hyman became the Executive Vice President, Treasurer and Chief Financial Officer of the Bank and Regent, replacing Stephen H. Carroll. See "Directors and Executive Officers of Registrant - Directors and Executive Officers" and "Executive Compensation."

         In September 1996, the Bank discontinued the origination of IPF loans. For each of the years ended December 31, 1996 and 1995, the Bank experienced net losses resulting from a high level of provision for loan losses which was almost entirely related to the net charge-offs of IPF receivables and the expenses associated with managing the servicing and collection activities of the IPF portfolio. During the first two months of 1997, the Bank has effected cash collections of IPF receivables of approximately $3.1 million, of which $242 thousand represented recoveries of receivables charged-off by the Bank in 1996. The Bank believes that it has no net credit exposure in connection with the remaining IPF receivables and, based on the restructuring of the Bank's IPF management, anticipates that the Bank will have additional cash collections of IPF receivables during the remainder of 1997. Any such collections favorably affect the Bank's 1997 results of operations.

Item 2.  Properties.

         The Bank leases approximately 20,600 square feet of the first and second floors and basement of 1430 Walnut Street and the third floor of 1426 and 1428 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both Regent and the Bank and serves as the Bank's sole banking location.

         The properties are leased at a rental expense of approximately $190 thousand per annum excluding taxes, insurance, utilities and janitorial services through 1997, $210 thousand for 1998 and $87 thousand through May 1999. The leases provide for two 5-year renewal options at then current market rental rates. The leases for the 1430 and 1428 Walnut Street premises include a right of first refusal to purchase the premises.


Item 3.  Legal Proceedings.

         As a result of the Bank's losses associated with the charge-offs of IPF loans and the effect thereof on the Bank's capital, on October 10, 1996, the Bank entered into an agreement (the "Regulatory Agreement") with the OCC pursuant to 12 U.S.C. ss.1818(b).

         Under the Regulatory Agreement, the Bank is required, subject to OCC review or approval, to (i) adopt and implement an action plan to improve the Bank by November 9, 1996, (ii) achieve and maintain capital levels specified in the Regulatory Agreement at October 31, 1996 and December 31, 1996, (iii) develop a three-year capital program by November 9, 1996 aimed at identifying means for the Bank to maintain adequate capital levels and establishing restrictions on the payment of dividends, (iv) continue the liquidation of the Bank's IPF loans in accordance with procedures specified in the Regulatory Agreement, (v) review the adequacy of the Bank's allowance for loan and lease losses and establish a program for the maintenance of adequate allowances by the Bank for loan and lease losses in compliance with OCC requirements, (vi) review the Bank's liquidity on a weekly basis and take appropriate action to ensure adequate sources of liquidity in relation to the Bank's needs and (vii) appoint a committee of directors responsible for monitoring the Bank's compliance with the terms of the Regulatory Agreement and reporting thereon to the OCC. The Bank believes that it is currently in compliance in all material respects with all of the provisions of the Regulatory Agreement, except that the Bank did not maintain a Tier 1 capital ratio of 6.50% or greater at and after December 31, 1996. The Bank anticipates that it should be able to remain in compliance in all material respects with the Regulatory Agreement. On February 26, 1997, the Bank filed a revised capital plan with the OCC. On March 27, 1997, the OCC notified the Bank of the OCC's acceptance of the Bank's revised capital plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Regulatory Agreement."

         Regent has instituted two lawsuits to recover damages caused to Regent by individuals and entities which engaged in IPF business with Regent as follows:

         On December 24, 1996, Regent filed a complaint in the United States District Court for the Eastern District of Pennsylvania, Regent National Bank v. K-C Insurance Premium Finance Co., Inc., et al., Civil Action No. 96-CV-8615, in which it asserted claims against K-C Insurance Premium

Finance Co., Inc. ("K-C"), its principals, Alvin M. Chanin ("Chanin") and Antimo
S. Cesaro ("Cesaro"), Chanin's wife, Myra Chanin, and Cesaro's wife, Kimberly Cesaro. The complaint alleges that K-C, Chanin and Cesaro submitted numerous reports to Regent containing false information in order to obtain funds from Regent unlawfully, as well as to induce Regent to devote resources to the IPF business. The complaint also alleges that K-C, Chanin and Cesaro entered into a Processing, Servicing, Marketing and Consulting Agreement (the "Servicing Agreement") with Regent to provide a variety of services in connection with Regent's IPF business and that K-C, Chanin and Cesaro engaged in numerous violations of the Servicing Agreement. The complaint alleges that K-C, Chanin and Cesaro participated, directly and indirectly, in a pattern of racketeering through multiple acts of bank fraud which constituted violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"). The complaint alleges that K-C, Chanin and Cesaro submitted false and fraudulent computer records and financial statements which grossly overstated the profits generated by the IPF business and substantially understated the losses by such business.

         The complaint also alleges that, on or about April 12, 1996, Regent entered into a certain Note and Business Loan Agreement (the "Loan Agreement") with K-C, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro pursuant to which K-C, Chanin and Myra Chanin became obligated to Regent in the amount of $1.8 million and Cesaro and Kimberly Cesaro became obligated to Regent in the amount of $180 thousand. The complaint further alleges that the parties to the Loan Agreement have failed to repay Regent the sums due thereunder.

         Regent is seeking damages in this action for $1.8 million under the Loan Agreement and for damages in excess of $1 million as a result of harm caused to Regent under the various other counts in this action.

         On January 30, 1997, K-C, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro instituted an action against Regent in the Court of Common Pleas of Philadelphia County, Number 2749. The Complaint consists of three counts:
(1) that Regent owes K-C 50% of the profits from the IPF business, as defined in the Servicing Agreement; (2) a request for a declaratory judgment that the Loan Agreement is not an enforceable contract because of mutual mistake or fraudulent misrepresentations by Regent, alteration of the Note, duress, failure of consideration or material breach of the Loan Agreement and (3) that Cesaro is owed wages by Regent for an undefined portion of 1996. For the breach of the Servicing Agreement, K-C is demanding amounts in excess of $100 thousand. No specific amount is demanded for the unpaid wages.

         On February 18, 1997, Regent filed preliminary objections to this complaint with the Court of Common Pleas of Philadelphia County. The preliminary objections request that the Court of Common Pleas dismiss the action since it relates to the same facts and causes of action which are dealt with in the complaint previously filed by Regent in the United States District Court for the Eastern District of Pennsylvania. As of March 27, 1997, the Court of Common Pleas had not ruled on Regent's preliminary objections.

         On March 21, 1997, the United States District Court for the Eastern District of Pennsylvania denied K-C's motion to dismiss and motion for expedited discovery on Regent's RICO claim.

         On November 27, 1996, Regent filed a Complaint against Dealers Choice Automotive Planning, Inc. ("DCAP"), an independent retail insurance broker which engaged in IPF business with Regent and which was recruited to do business with Regent by K-C, and an affiliate of DCAP, for breach of contract in the United States District Court for the Eastern District of Pennsylvania, Regent National Bank v. Dealers Choice Automotive Planning, Inc. and Payments, Inc., Civil Action No. 96-CV-7930. The complaint alleges that DCAP and its affiliates entered into a letter of understanding with Regent under which DCAP and its affiliates agreed that the financing of all IPF contracts with Regent would be with recourse. The complaint seeks damages for losses suffered by Regent as a result of funding IPF agreements placed through DCAP. In the action, Regent seeks damages in excess of $100 thousand.

         The defendants have answered this complaint and have asserted that they were misled by certain officers and directors of Regent by fraudulent misrepresentations concerning the recourse provisions of the letter of understanding. The answer also asserts that Regent owes money to the defendants for failure to give 30 days written notice of the termination of the letter of understanding. The answer claims punitive damages in the amount of $500 thousand for the alleged misrepresentation and an amount of not less than $40 thousand for the alleged termination without giving sufficient written notice. This matter is in the initial phases of discovery.

         In January 1997, the Bank settled litigation involving various mortgage loans charged-off by the Bank in 1995, for which the Bank will recover $320 thousand, subject to court approval.

         Regent and the Bank are subject to various other legal actions and proceedings. In the opinion of management, after discussions with legal counsel, the resolution of these matters is not expected to have a material adverse effect on Regent's consolidated financial position or its consolidated results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Regent's securities are traded on the Nasdaq Small-Cap Market under the following symbols: Common Stock -- RBNK and Series A Convertible Preferred Stock -- RBNKP. As of March 25, 1997, there were approximately 194 holders of record of Regent's Common Stock and 95 holders of record of Regent's Series A Convertible Preferred Stock. The following table sets forth the low and high bid prices for Regent's various securities as reported by National Quotation Bureau, Inc. for each quarter during 1996 and 1995:


                                                                                              Regent Series A
                                                                                                Convertible
                                                                      Regent                     Preferred
                                                                   Common Stock                    Stock
                                                            -------------------------    -------------------------
                                                             Low Bid         High Bid     Low Bid        High Bid
                                                            ----------       --------    ---------       ---------
1995:
First Quarter...........................................    $    5 3/4       $      7    $   5 3/4       $   6 3/4
Second Quarter..........................................         5 1/2          6 3/4        5 1/4           6 1/8
Third Quarter...........................................             6             11        5 1/4              11
Fourth Quarter..........................................        10 1/2             11           10          11 1/4

1996:
First Quarter...........................................        10 1/2         12 1/4       10 1/2          12 1/4
Second Quarter..........................................         7 1/4         11 1/2        7 1/2          11 3/4
Third Quarter...........................................         6 1/4              8            6               8
Fourth Quarter..........................................         5 1/2          6 1/2        5 1/2               6


         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Regent has never paid cash dividends on its Common Stock or Preferred Stock, although Regent has paid stock dividends on its Common and Series A Convertible Preferred Stock. Management of Regent intends to follow a policy of retaining any earnings for the foreseeable future for the purpose of strengthening its capital and reserves. The payment of dividends to Regent by its wholly owned subsidiary, the Bank, is subject to certain restrictions, pursuant to the Regulatory Agreement. See Note 3 to the Consolidated Financial Statements. The payment of dividends by Regent is subject to prior written approval by the FRBP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreement."

         On September 11, 1996, four directors of Regent purchased an aggregate of 148,148 shares of Common Stock of Regent (the "Shares") for a purchase price of $6.75 per share, or an aggregate price of $1,000,000 in a private placement that was exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) thereof.

Item 6.     Selected Financial Data.

                    (In thousands, except for per share data)


                                                                         Year Ended December 31,
                                               1996             1995              1994            1993            1992
                                               ----             ----              ----            ----            ----
Income Statement Data:
Interest income.....................        $ 21,519         $ 21,160         $  17,165         $ 15,112       $ 13,519
Interest expense...................           12,461           12,553            11,373            9,921          8,810
                                            --------         --------         ---------         --------       --------
Net interest income.................           9,058            8,607             5,792            5,191          4,709
Provision for loan losses...........           5,092            4,905               860              450            525
                                            --------         --------         ---------         --------       --------
Net interest income after provision
 for loan losses....................           3,966            3,702             4,932            4,741          4,184
Non-interest income.................             212              104               202              156             70
Non-interest expense................           7,224            7,396             4,372            3,113          2,486
                                            --------         --------         ---------         --------       --------
Income (loss) before income taxes...          (3,046)          (3,590)              762            1,784          1,768
Income tax expense (benefit)........            (350)            (463)              259              607            601
                                            --------         --------         ---------         --------       --------

Income (loss) before dividends on
  preferred stock...................        $ (2,696)        $ (3,127)        $     503         $  1,177       $  1,167
                                            ========         ========         =========         ========       ========

Earnings (loss) per share:
 Primary............................          $(2.42)          $(3.41)            $0.22            $0.71          $0.95
 Fully diluted......................             N/A              N/A               N/A              N/A           0.82
Book value per share--fully diluted.            4.58             6.55              7.98             8.88           8.38

Selected Financial Ratios:
Net interest margin.................            3.76%            3.56%             2.37%            2.49%          2.87%
Non-interest  expenses to average
  total assets......................            2.94             3.00              1.74             1.44           1.47
Return on average total assets......             N/A              N/A               .20              .55            .70
Return on average shareholders' equity           N/A              N/A              3.89             9.29          10.33
Average shareholders' equity to average
  total assets......................            5.15             5.50              5.14             5.88           6.67
Non-performing assets to total assets           2.73             3.49(1)           1.68             1.04           2.11
Allowance for loan losses as a percentage
 of period end loans and loans held for
 sale...............................            3.60             5.47(2)           2.10             1.84           1.94


Balance Sheet Data:

                                                                               At December 31,
                                                   --------------------------------------------------------------------
                                                     1996          1995         1994             1993           1992
                                                   --------      --------      --------        --------       ---------
Total assets...........................            $201,904      $262,512      $243,450        $243,945       $204,800
Federal funds sold.....................               5,000            --            --           6,000             --
Loans, net of unearned interest fees(3).             85,069       118,784        81,248          72,944         55,531
Investment securities..................             105,553       138,722       156,664         156,166        140,226
Total deposits.........................             185,126       196,132       161,061         192,393        160,715
Total shareholders' equity.............               8,133        10,353        12,206          13,126         11,949

-------------------------
(1) Excluding the estimated levels of $4.5 million of loss exposure related to IPF in the numerator and $16.8 million of IPF receivables in the denominator, the ratio of nonperforming assets to total assets was 1.90% at year end 1995.
(2) Excluding $4.5 million of allowance for loan losses allocated to the IPF portfolio in the numerator and $16.8 million of IPF receivables in the denominator, the ratio of allowance for loan losses as a percentage of period end loans and loans held for sale was 1.96% at year end 1995.
(3)      Including mortgage loans held for sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

         Regent recorded a net loss of $2.7 million, or $2.42 per share, for the year ended December 31, 1996, compared to a net loss of approximately $3.1 million, or $3.41 per share, for the year ended December 31, 1995. As was the case in 1995, the net loss for 1996 resulted from the high level of provision for loan losses which was almost entirely related to the net charge-offs of automobile insurance premium finance ("IPF") receivables and the expenses associated with managing the servicing and collection activities of the IPF portfolio. The modest improvement from 1995 to 1996 was largely attributable to higher net interest income. For the quarter ended December 31, 1996, however, Regent recorded net income of $376 thousand, or $.26 per share, compared to a net loss for the 1995 fourth quarter of $3.5 million, or $3.31 per share. The net income reported in the fourth quarter of 1996 resulted from lower operating and credit-related expenses of the IPF portfolio included a benefit of $350 thousand, which represents a portion of Regent's deferred tax asset recognized subject to the principles of Statement of Financial Accounting Standards No. 109 ("FAS 109"). The activity level of the IPF portfolio has begun to diminish significantly due to the cessation of new IPF business in September 1996 and the substantial reduction in IPF receivables during the fourth quarter of 1996 and the first quarter of 1997.

         Total assets of $201.9 million at December 31, 1996 were substantially lower than total assets of $262.5 million at December 31, 1995. The reduction in Regent's asset size was the result of a curtailment of the Bank's residential mortgage warehouse lending program, the sale of $34.2 million in loan participations and a decrease in the Bank's mortgage-backed securities portfolio. The reduction of $23.3 million in mortgage-backed securities resulted from normal monthly principal prepayments and the sale of $19.4 million in available-for-sale securities. Proceeds from the loan participations and securities sales were used to reduce borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB").

         At December 31, 1996 and 1995, IPF receivables were $2.6 million and $16.8 million, respectively. The IPF loans have repayment terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans were serviced for the Bank by K-C Insurance Premium Finance Co., Inc. (the "Servicer") under the Servicing Agreement September 1, 1996. The Servicing Agreement provided, among other things, that the Servicer was to solicit IPF loans, maintain compliance with applicable laws and regulations and process and service the IPF loans including the collection of repayments from borrowers and of unearned premium balances from insurers on canceled insurance policies. Under the Servicing Agreement, the Bank received all collections and paid the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Servicing Agreement, from the IPF loan portfolio. For the years ended December 31, 1996 and 1995, the Bank recorded interest and fee income from the IPF loan portfolio of $3.3 million and $3.6 million, respectively, and paid the Servicer fees of approximately $150 thousand and $1.3 million, respectively.

         During the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which led to the belief that the Servicer may have reported interest and fee income from IPF loans in default and may not have canceled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995, which amount was material to Regent's consolidated financial statements.

         In order to assess the risk of loss on the IPF loan balance at December 31, 1995 and the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and through May 23, 1996.

         During the period January 1, 1996 to May 23, 1996, the Bank applied all cash receipts from delinquent IPF borrowers to the principal balances of such delinquent loans as of December 31, 1995, and the Bank applied the proceeds of the unearned premiums received from insurance companies except for those applicable to accrued fees to the principal balances of delinquent IPF loans as of December 31, 1995, thereby reducing the Bank's possible loss exposure on the December 31, 1995 IPF loan balance to approximately $4.5 million. The $4.5 million loss exposure was recorded as part of the Bank's allowance for loan losses at December 31, 1995.

         The Bank determined that it had no loss exposure on IPF receivables at December 31, 1996 based on the year-end carrying value of $2.6 million and the subsequent, aggregate cash collections of more than $3 million in the first two months of 1997. In the second, third and fourth quarters of 1996, net IPF loan balances of $7.5 million that were past due 120 days or more were charged-off. The Bank discontinued its IPF loan business in September 1996. Since then, extensive collection efforts and the establishment of management and operational control of the servicing operations by Bank personnel have reduced the IPF receivables to the indicated level at December 31, 1996. An analysis of subsequent cash collections through mid-March 1997 has confirmed management's determination that no IPF loss exposure existed at year-end 1996. Therefore, all of the December 31, 1996 allowance for loan losses is allocated to the non-IPF portion of the Bank's loan portfolio.

         In 1995, interest and fee income included accrued income on delinquent IPF loans due to the Servicer's inability to place IPF loans on nonaccrual status. However, the estimated uncollectible accrued income on IPF receivables was considered in the determination of the allowance for loan losses at December 31, 1995. During the first three quarters of 1996, the Bank reduced the amount of interest and fee income on IPF loans by approximately $1.3 million based on management's estimate of the income inappropriately accrued per the Servicer's records. For the full year 1996, interest and fees reported on IPF loans approximated $3.3 million.

         Regent recorded a net loss of $3.1 million, or $3.41 per share, for the year ended December 31, 1995 compared to net income of $503 thousand, or $.22 per share, for the year ended December 31, 1994. The loss in 1995 compared to 1994 was primarily the result of an increase in the provision for loan losses of $4 million that was attributable to delinquent IPF loans. In addition, non-interest expenses were $3 million higher in 1995 than in 1994. An improvement in net interest income of $2.8 million in 1995 partially offset the increase in the provision for loan losses and in other expenses. The increases in other expenses and net interest income in 1995 were primarily attributable to the IPF program.

Regulatory Agreement

         As a result of the Bank's losses associated with the charge-offs of IPF loans and the effect thereof on the Bank's capital, on October 10, 1996, the Bank entered into the Regulatory Agreement with the OCC pursuant to 12 U.S.C. ss.1818(b).

         Under the Regulatory Agreement, the Bank is required, subject to OCC review or approval, to (i) adopt and implement an action plan to improve the Bank by November 9, 1996, (ii) achieve and maintain capital levels specified in the Regulatory Agreement at October 31, 1996 and December 31, 1996, (iii) develop a three-year capital program by November 9, 1996 aimed at identifying means for the Bank to maintain adequate capital levels and establishing restrictions on the payment of dividends, (iv) continue the liquidation of the Bank's IPF loans in accordance with procedures specified in the Regulatory Agreement, (v) review the adequacy of the Bank's allowance for loan and lease losses and establish a program for the maintenance of adequate allowances by the Bank for loan and lease losses in compliance with OCC requirements, (vi) review the Bank's liquidity on a weekly basis and take appropriate action to ensure adequate sources of liquidity in relation to the Bank's needs and (vii) appoint a committee of directors responsible for monitoring the Bank's compliance with the terms of the Regulatory Agreement and reporting thereon to the OCC. The Bank believes that it is currently in compliance in all material respects with all of the provisions of the Regulatory Agreement, except that the Bank did not maintain a Tier 1 capital ratio of 6.50% or greater at and after December 31, 1996 and anticipates that, absent unforeseen circumstances, it should be able to remain in compliance with the Regulatory Agreement in all material respects. On February 26, 1997, the Bank filed a revised capital plan with the OCC. On March 27, 1997, the OCC notified the Bank of the OCC's acceptance of the Bank's revised capital plan.

         Based upon the Bank's unsatisfactory condition and the questionable ability of Regent to continue to service its outstanding debt beyond September 30, 1996, the Federal Reserve Bank of Philadelphia (the "FRBP") formally notified Regent in a letter dated September 6, 1996 of its determination that Regent was in "troubled condition". As a consequence of such condition, Regent must provide the FRBP with 30 days' notice prior to adding any members to its board of directors or engaging any new senior executive officer. In addition to the notice requirement, the FRBP has prohibited Regent, without prior written FRBP approval, from declaring or paying any dividends, repurchasing or redeeming any of its stock and incurring any additional debt, and required Regent to submit to the FRBP by October 6, 1996 a written plan to service Regent's outstanding subordinated debentures and to notify the FRBP immediately of any material event that significantly impacts the financial condition of Regent and the Bank. Regent has submitted to the FRB certain written undertakings from the Bank's organizers to service the interest due on March 31, 1997 on Regent's outstanding subordinated debentures in the event Regent does not otherwise have sufficient funds to pay such interest when due.

         On March 31, 1997, Regent sold 16,364 shares of Series A Convertible Preferred Stock for $6.50 per share to two accredited investors. Regent used the proceeds from this sale to pay the interest on its subordinated debentures due March 31, 1997.

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

         In connection with the requirements of the Regulatory Agreement, the Bank has taken steps to reduce its asset size and improve its capital position. As previously indicated, the Bank has curtailed its residential mortgage warehouse lending program, sold loan participations of $27.8 million and sold $5.8 million of available-for-sale securities in September 1996. In addition, Regent's and the Bank's equity capital was increased by $1 million through capital contributions by certain directors. Further asset reductions occurred in October 1996 through the additional sale of loan participations totaling $6.4 million and of available-for-sale securities of $3.6 million. Proceeds from the asset sales were used to reduce FHLB borrowings. The Bank is currently executing and implementing the various plans as required by the Regulatory Agreement.

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

         Total shareholders' equity was $8.1 million at December 31, 1996, or $2.3 million, lower than shareholders' equity of $10.4 million at December 31, 1995. The decline was a result of the net loss for the year and a $525 thousand decrease in the market value of securities designated as available-for-sale, partially offset by a capital contribution of $1 million by certain directors of Regent.

         Capital adequacy standards adopted by federal banking regulators make capital more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Various levels of risk are assigned to different categories of assets and off-balance sheet activities.

         These standards define capital as Tier 1 and Tier 2 capital. All banks are required to have Tier 1 capital of at least 4% of risk-weighted assets and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists of common shareholders' equity, non-cumulative preferred stock and retained earnings and excludes the effects of unrealized gains or losses on securities available for sale. Tier 2 or Total capital includes Tier 1 capital, cumulative preferred stock, qualifying subordinated debt, and the allowance for possible loan losses of up to a maximum of 1.25% of total risk-weighted assets.

         The following table sets forth the capital ratios of Regent and the Bank as of December 31, 1996 and 1995 as well as the required minimum regulatory capital ratios for Regent and the Bank. Since December 31, 1996, the Bank, as previously discussed, has taken further steps to decrease the size of the Bank and thereby improve the Bank's capital ratios.

                                                                                        Required
                                                                                       Regulatory
Regent                             December 31, 1996           December 31, 1995         Minimum
------                             -----------------           -----------------       -----------
Risk-based capital:
   Tier 1 capital.........                7.65%                      7.00%               4.00%
   Total capital..........                9.39                       8.98                8.00

Tier 1 leverage ratio.....                4.31                       4.00                3.00-5.00


                                                                                       Required
                                                                                      Regulatory
The Bank                           December 31, 1996            December 31, 1995       Minimum
--------                           -----------------            -----------------     -----------
Risk-based capital:
   Tier 1 capital.........                9.95%                       8.67%              4.00%
   Total capital..........               11.21                        9.92               8.00

Tier 1 leverage ratio.....                5.65                        4.94               3.00-5.00


         In addition to the risk-based requirements, regulations have been adopted that establish a minimum Tier 1 leverage ratio of 3% (Tier 1 capital as a percentage of average total assets for the most recent quarter). The 3% level applies to only those banks that are given the highest composite rating under the uniform bank rating (CAMELS) system of the federal banking regulatory agencies, while all other banks are expected to have 3% plus an additional cushion of at least 100 to 200 basis points. At December 31, 1996 and 1995, Regent's Tier 1 leverage ratio was 4.31% and 4.00%, respectively. The Bank's Tier 1 leverage ratio approximated 5.65% and 4.94% at December 31, 1996 and 1995, respectively, which is below the 6.50% ratio mandated by the Regulatory Agreement.

         As an institution whose deposits are insured by the FDIC, the Bank is also subject to insurance assessments imposed by the FDIC. The actual assessment to be paid by any FDIC-insured institution is based on the institution's assessment risk classification which is determined on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" as those terms are defined in corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), and whether such institution is considered by its bank supervisory agency to be financially sound or to have supervisory concerns.

         As of the most recent examination of the Bank, conducted as of the close of business on December 31, 1996, the Bank's capital levels meet or exceed the minimum capital levels established by the OCC for "well capitalized" under applicable federal banking regulations. However, the Bank is currently subject to the Regulatory Agreement, described above, requiring the Bank to meet and maintain a specific capital level. Under the federal banking regulations, a bank that is subject to such an agreement may not be deemed to be "well capitalized" regardless of its capital levels. As a result, the Bank is deemed to be "adequately capitalized" and subject to the requirements under these regulations.

Asset and Liability Management

         Asset and liability management is the process of maximizing net interest income within the constraints of maintaining acceptable levels of liquidity, interest rate risk and capital. To achieve this objective, the Bank has implemented policies and procedures that utilize a combination of selected investments and funding sources with various maturity structures.

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

         The liquidity position is also strengthened by the establishment of credit facilities with other banks, the FRBP and the FHLB. Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities of up to 20 years at costs that may sometimes be less expensive than through the Bank's deposit generation process.

Investment Portfolio

         The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed securities portfolio with an amortized cost of $94.3 million at December 31, 1996, $10.8 million were adjustable rate and $83.5 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at December 31, 1996 approximated 5.4 years.

Interest Rate Sensitivity

         The evaluation of interest rate sensitivity deals with exposure of net interest income to fluctuations in interest rates. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income may be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than interest sensitive liabilities is said to have a positive gap. In this example, as interest rates rise, a greater volume of assets is repriceable than liabilities. The net result may be an increase in the net interest margin. Conversely, in a declining rate environment, the net interest margin may decline. In addition to the gap analysis, computer simulations are used to evaluate more specifically the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulation model is a more effective tool than an analysis since the simulation analysis is more dynamic. The simulation is particularly beneficial as it can better evaluate the effects of prepayment speeds on the Bank's portfolio of mortgage-backed securities and the impact that would have on the Bank's liquidity and profitability. Using the result of the simulation analysis, the Bank strives to control its interest rate risk exposure so that its net interest income does not fluctuate by more than 5% assuming that interest rates increase or decrease by 200 basis points over time.

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

         The Bank's objective is to structure its balance sheet, as outlined in the following Interest Sensitivity table, to minimize any significant fluctuation in net interest income. The distribution in the table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds. Deposit liabilities are distributed in two ways. First, certificates of deposits, FHLB advances and subordinated debt are distributed based on existing maturity dates. Second, non-maturity deposits such as NOWs and Savings are divided into a core component, which is not considered interest-sensitive within a year, and a volatile component, which is placed in the 0-3 month time category. This determination is based on a multi-year history in varying interest rate environments.


                                 0 to 3              4 to 12           1 to 3           3 to 5            After
                                 Months              Months            Years            Years             5 Years        Total
                                 ------              ------            -----            -----             -------        -----
                                                                 (in thousands, except percentages)

Investments................     $12,013              $  653          $32,077           $43,248           $18,235     $106,226
Loans......................      40,042               7,523            7,048            13,473            16,983       85,069
Other earning assets.......       5,084                  --               --                --                --        5,084
                                -------              ------          -------           -------           -------     --------

Total Earning Assets.......      57,139               8,176           39,125            56,721            35,218      196,379

NOW and money market.......       3,583                  --            3,000                --                --        6,583
Savings....................       7,830                  --           40,000                --                --       47,830
Certificates of deposit....      34,293              46,819           11,917            25,285             1,413      119,727
FHLB advances..............          --                  --               --                --               203          203
Subordinated debt..........          --                  --            2,750                --                --        2,750
Net non-interest bearing
  source of funds..........          --                  --               --                --            19,286       19,286
                                -------              ------          -------           -------           -------     --------

Total Sources of Funds.....      45,706              46,819           57,667            25,285            20,902      196,379

Period Gap.................      11,433             (38,643)         (18,542)           31,436            14,316           --

Cumulative Gap.............      11,433             (27,210)         (45,752)          (14,316)               --           --

Cumulative Gap as % of
  total assets.............         5.8%              (13.8)%          (23.3)%            (7.3)%              --           --


Investment Portfolio

         The investment portfolio of Regent includes debt securities and non-marketable equities classified as held-to-maturity ("HTM") or available-for-sale ("AFS") which are accounted for and reported based on the guidelines contained in FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The HTM portfolio contains investments which Regent has the intention and ability to hold until maturity and is accounted for at amortized cost. The AFS portfolio contains securities and equities that may be sold if circumstances warrant and are accounted for at market value with net unrealized gains or losses reported as a component of shareholders' equity.

         The HTM portfolio consists of mortgage-backed securities issued by U.S. agencies and corporations and collateralized mortgage obligations ("CMOs") of private issuers. The AFS portfolio consists of U.S. agency debt, mortgage-backed securities issued by U.S. agencies and corporations and non-marketable equities, principally issued by the FRBP and the FHLB.

         The portfolios are structured to provide a consistent level of interest income and to generate monthly cash flow to enhance Regent's ability to manage its liquidity needs. Although the stated maturities of mortgage-backed securities and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value and amortized cost of the mortgage-backed securities classified as AFS and as HTM at December 31, 1996, 1995 and 1994.


                                         1996                             1995                            1994
                             ---------------------------      --------------------------      ---------------------------
                               Available        Held to        Available       Held to         Available        Held to
                               for Sale        Maturity         for Sale       Maturity         for Sale        Maturity
                              ----------       --------        ---------       --------        ----------       --------
                                                                   (in thousands)

GNMA.........................   $     0        $11,006          $    --         $12,746          $    --        $ 13,805
FHLMC........................     7,583         30,851           16,738          37,519           11,962          50,079
FNMA.........................    10,967         18,467           28,160          22,484           18,156          37,216
Collateralized
 mortgage obligations........        --         14,758               --          18,495            1,345          20,382
                                -------        -------          -------         -------          -------        --------
  Total......................   $18,550        $75,082          $44,898         $91,244          $31,463        $121,482
                                =======        =======          =======         =======          =======        ========


         The following table sets forth the range of maturities of mortgage-backed securities held to maturity at December 31, 1996 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:

                                      Within 1               After 1 But             After 5 But
                                        Year                Within 5 Years          Within 10 Years            Total
                                      --------              --------------          ---------------           -------
                                                               (in thousands, except percentages)

U.S. agencies
  and corporations................     $   --                   $43,730                  $16,594              $60,324
Collateralized
   mortgage obligations...........      1,858                    12,900                       --               14,758
                                       ------                   -------                  -------              -------

     Total........................      1,858                    56,630                   16,594               75,082
                                       ======                   =======                  =======              =======

Weighted average yield............       6.05%                     6.16%                    6.62%                6.26%
                                       ======                   =======                  =======              =======


         The following table sets forth the range of maturities of mortgage-backed securities available for sale at December 31, 1996 based on the amortized cost, the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                       Within 1         After 1 But            After 5 But
                                         Year          Within 5 Years         Within 10 Years         Total
                                        -------        --------------         ---------------        -------
                                                       (in thousands, except percentages)
U.S. agencies
  and corporations.................     $10,808            $8,415                $     --            $19,223
                                        =======            ======                ========            =======

Weighted average yield.............        5.79%             6.20%                     --               5.97%
                                        =======            ======               =========            =======

         The following table sets forth those CMOs which have a carrying value that exceeded 10% of the Bank's shareholders' equity at December 31, 1996. These securities have an investment rating of AA or better.

                                                                                  Carrying Value          Market Value
                                                                                  --------------          ------------
                                                                                              (in thousands)
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 7..........................................              $2,149                 $2,047
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 5 .........................................               1,018                    913
Bear Stearns Mortgage Securities Inc.
         Series 1993-2 Class 6..........................................               1,547                  1,461
Bear Stearns Mortgage Securities Inc.
         Series 1993-12 Class 1B........................................               1,380                  1,401
Bear Stearns Mortgage Securities Inc.
         Series 1992-04.................................................               2,047                  2,033
Capstead Securities Corp.
         Series 1992-C-3................................................               1,436                  1,377
Resolution Trust Corporation
         Series 1991-M6.................................................               1,205                  1,156
Saxon Mortgage Security Corp.
         Series 1993-04 Class 1A........................................               2,256                  2,219


         The Bank also makes investments in securities other than mortgage-backed instruments. At December 31, 1996, the Bank had $10 million invested in a FHLB callable security and $1.9 million invested in other securities, which were primarily stock in the FHLB and in the FRBP.

         Gross unrealized gains and losses on mortgage-backed securities held to maturity at December 31, 1996 were $155 thousand and $2 million, respectively, and gross unrealized gains and losses on mortgage-backed securities available for sale at December 31, 1996 were $5 thousand and $678 thousand, respectively. During the year ended December 31, 1996, available-for-sale securities totaling $19.4 million were sold at a gain of $5 thousand. There were no realized securities gains or losses during 1995 or 1994. Unrealized losses on the securities generally are the result of higher market interest rates on the securities than the book yield at which the securities are carried on the Bank's financial statements.

Lending

         Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $85.1 million at December 31, 1996, compared to $118.8 million at December 31, 1995 and $81.2 million at December 31, 1994. The decrease from year end 1995 outstanding loan balances to December 31, 1996 resulted primarily from the sale of $ 34.2 million in loan participations in 1996.

         The following table details the types of loans outstanding by category as of December 31 for each of the past five years:

                                                 1996           1995           1994             1993           1992
                                               -------        --------        -------          -------        ------
                                                                     (in thousands)

Commercial & industrial................        $39,710        $ 49,006        $27,406          $23,294        $26,418
Real estate:
  Construction.........................          9,421           4,430          1,455            2,219          2,635
  Mortgages - residential..............         16,550          18,926         29,253           17,359         18,975
  Mortgages - commercial...............         15,985          16,168         13,550            5,700          7,002
Consumer...............................          3,827          18,573          4,410              358            448
                                               -------        --------        -------          -------        -------
     Total gross loans.................         85,493         107,103         76,074           48,930         55,478
  Net unearned interest fees...........           (424)         (1,193)          (215)             218             54
                                               -------        --------        -------          -------        -------
  Net loans............................         85,069         105,910         75,859           49,148         55,532
                                               =======         =======        =======          =======        =======

 Mortgage loans held for sale .........             --          12,874          5,388           22,701             --
                                               =======         =======        =======          =======        =======

         Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less. Consumer loans are collateralized primarily by unearned automobile insurance premiums.

         To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities of less than five years. The following table presents the scheduled maturities of loans that are outstanding as of December 31, 1996:

                                                                     After 1
                                                  Within            But Within          After
                                                  1 Year              5 Years          5 Years           Total
                                                  ------           -------------       -------           -----
                                                                  (in thousands)

Commercial & industrial.................          $28,032            $10,156           $ 1,522           $39,710
Real estate:
   Construction.........................            5,581              3,316               524             9,421
   Mortgages - residential..............            3,790              1,140            11,620            16,550
   Mortgages - commercial...............            7,057              5,611             3,317            15,985
Consumer................................            3,527                300                --             3,827
                                                  -------            -------           -------           -------
    Total...............................          $47,987            $20,523           $16,983           $85,493
                                                  =======            =======           =======           =======

         The table below provides a breakdown of loans as of December 31, 1996 that have either predetermined interest rates or floating rates:

                                                                      After 1
                                                   Within           But Within          After
                                                   1 Year             5 Years          5 Years            Total
                                                   ------           ----------         -------            -----
                                                                  (in thousands)

Predetermined interest rates............          $ 7,817            $17,303           $16,983           $42,103
Floating rates..........................           40,170              3,220                --            43,390
                                                  -------            -------           -------           -------
            Total.......................          $47,987            $20,523           $16,983           $85,493
                                                  =======            =======           =======           =======


Risk Elements

         Risk elements unique to each particular loan category are as follows:

Commercial and Industrial

         Risk factors inherent in commercial and industrial loans include economic risk which may affect a borrower's ability to sustain and grow a business; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace business cash flow and legal risk in properly documenting and perfecting collateralization. The Bank monitors such loans annually with updated financial analyses.

Construction loans

         Risk factors inherent in construction loans include economic risk which may affect end purchase or use of the collateral; engineering risk which may prevent completion of construction or result in added expense in build-out; environmental risk in earth and water table movement; management risk in correctly and completely monitoring construction and loan advances and legal risk in properly documenting each advance and ensuring collateralization. The Bank monitors such loans to review all advances and monitors all projects.

Residential mortgages

         Risk factors inherent in residential mortgage lending include economic risk which may affect a borrower's ability to maintain a job and financial stability; collateral risk in that an economic downturn may result in collateral depreciation; interest rate risk in that rate changes may outpace personal cash flow; indeterminate risk in that personal factors - divorce, illness - may affect credit stability; environmental risk in that collateral may be damaged or destroyed by natural causes and legal risk in properly documenting and perfecting collateralization. The Bank evaluates, among other things, collateral, financial stability, credit stability, cash flow and interest rate risk, and monitors such loans for indications of financial decline or collateral devaluation.

Commercial mortgages

         Risk factors inherent in commercial mortgage lending include economic risk which may affect lessees' ability to pay rent or a borrower's ability to cash flow vacancies; collateral risk in that an economic downturn may result in collateral depreciation; environmental risk in that collateral may be damaged or destroyed by natural causes; interest rate risk in that rate changes may outpace property cash flow and legal risk in properly documenting and perfecting collateralization. Loans are underwritten to match lease terms, and large tenants are subject to credit review. The Bank monitors such loans quarterly or annually with updated inspections, lease analyses and financial analyses.

Consumer loans

         Until September 1996, consumer loans consisted primarily of IPF loans to individuals. These loans have repayment terms of nine months and are secured by the insurance policy's unearned premium. Risk factors include economic risk which may affect the borrower's ability to maintain a job and financial stability; the financial strength and stability of the insurance company underwriting the insurance and insurance agents that originate the loans; the effectiveness of the internal control structure to cancel the insurance policies on delinquent accounts in a timely and effective manner; collection efforts in obtaining the canceled policy's unearned premium from the insurance company and legal risk in properly documenting and perfecting the collateral.

Non-performing assets

         The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more and other real estate owned amounted to $5.5 million, or 2.73%, of total assets at December 31, 1996, compared to $9.2 million, or 3.49%, of total assets at December 31, 1995. The decrease in nonperforming assets during 1996 was virtually all attributable to the elimination of nonperforming IPF receivables. Given the limitation of the Servicer's records associated with the IPF loans, the Bank was unable to obtain an accurate aging of such loans at December 31, 1995. Accordingly, for purposes of determining the amount of the non-performing IPF loans at December 31, 1995, the Bank estimated the loss exposure amount of $4.5 million. At December 31, 1996, the estimated loss exposure was zero due to aggressive collection efforts, the write-off of IPF loans delinquent more than 120 days and the cessation of originating new IPF loans in September 1996. The following table details the Bank's non-performing assets at December 31, 1992 through 1996:


                                               1996             1995           1994           1993            1992
                                              ------           ------         ------         ------          ------
                                                                (in thousands, except percentages)

Non-accrual loans......................       $3,837           $3,568         $3,685         $2,123          $3,055
Accruing loans 90 days
  or more past due.....................          977            1,094            394            420             315
Nonperforming IPF receivables..........           --            4,500             --             --              --
                                              ------           ------         ------         ------          ------

Total non-performing loans.............        4,814            9,162          4,079          2,543           3,370
Other real estate owned................          700               --             --             --             953
                                              ------           ------         ------         ------          ------

Total non-performing assets............       $5,514           $9,162         $4,079         $2,543          $4,323
                                              ======           ======         ======         ======          ======

Non-performing loans to
  period end loans and loans
  held for sale........................         5.66%            7.71%          5.01%          3.55%           6.07%
Non-performing assets
  to total assets......................         2.73             3.49           1.68           1.04            2.11


         Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. The table below shows the effect on interest income of placing loans on non-accrual status for each of the three years ended December 31, 1996.

                                                                 1996           1995            1994
                                                                 ----           ----            ----
                                                                          (in thousands)
Interest income not recognized due
   to non-accrual status.................................        $335           $355            $211
Interest income included in operating
   income attributable to non-accrual status.............          16             79              37

         Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell.

         Under the standard, the allowance for credit losses related to loans that are impaired, as defined by FAS No. 114 and FAS No. 118, is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral for certain collateral dependent loans. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Until September 1996, consumer loans were comprised primarily of IPF loans. Prior to 1995, the allowance for credit losses related to these loans was evaluated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

         Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditors' agreements or obligations (i.e. non-payment of taxes or non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of the borrower and significant change in ownership or loss of guarantors to the detriment of credit quality.

         At December 31, 1996, the recorded investment in loans that are considered to be impaired as defined by FAS No. 114 and FAS No. 118 was $3.8 million. The related allowance for credit losses for these impaired loans was $648 thousand. The reserve evaluation was based on the fair value of the collateral.

         As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity from 1992 to 1996 in the allowance for loan losses:

                                              1996             1995            1994             1993             1992
                                           ---------         --------        --------         --------         --------
                                                                    (in thousands except percentages)

Balance, beginning of period...........    $ 6,500.9         $1,713.4        $1,321.2         $1,077.6         $  905.1
Charge-offs:
  Commercial & industrial..............        596.4              1.0           138.2             54.4            352.7
  Real estate - construction...........           --               --            22.5               --               --
  Real estate - commercial.............           --               --              --            190.0               --
  Real estate - residential............        452.4            127.7           355.4               --               --
  IPF..................................      8,966.7               --              --               --               --
  Installment.........................            --               --            36.0               --               --
                                           ---------         --------        --------         --------         --------
     Total charge-offs.................    $10,015.5         $  128.7        $  552.1         $  244.4         $  352.7
                                           ---------         --------        --------         --------         --------

Recoveries:
  Commercial & industrial..............    $      --         $    1.2        $   84.3         $    3.6         $     .2
  Real estate - commercial.............           --               --              --             34.4               --
  Real estate - residential............           --              2.0              --               --               --
  IPF..................................      1,482.2               --              --               --               --
  Installment..........................           --              8.0              --               --               --
                                           ---------         --------        --------         --------         --------
     Total  recoveries................       1,482.2             11.2            84.3             38.0               .2
                                           ---------         --------        --------         --------         --------

Net (charge-offs) recoveries...........      8,533.3            117.5           467.9            206.4            352.5
                                           ---------         --------        --------         --------         --------

Provision charged to operations.......       5,092.2          4,905.0           860.0            450.0            525.0
                                           ---------         --------        --------         --------         --------
Balance, end of year...................    $ 3,059.8         $6,500.9        $1,713.4         $1,321.2         $1,077.6
                                           =========         ========        ========         ========         ========

Net charge-offs as a % of average
  loans and loans held for sale........          .90%(1)          .13%            .60%             .37%             .62%

Allowance for loan losses as a
  % of period end loans and loans
  held for sale........................         3.60             5.47(2)         2.10             1.84             1.94


 (1)   Excluding IPF net charge-offs.
 (2) Excluding $4.5 million of allowance for loan losses allocated to the IPF portfolio in the numerator and $16.8 million of IPF receivables in the denominator, the ratio of allowance for loan losses as a percentage of period end loans and loans held for sale was 1.96% at year end 1995.

         Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. Prior to 1995, management generally did not allocate the loan loss reserve across the various loan categories. In 1995, in connection with the adoption of FAS No. 114 and FAS No. 118, management began formally allocating the reserve to specific loan categories. The following table sets forth the allocation of the Bank's allowance for loan losses for each of the five years ended December 31, 1996:


                              1996                 1995                  1994                   1993                  1992
                      --------------------  --------------------  --------------------  -------------------   --------------------
                                  % of                 % of                  % of                 % of                  % of
                                Loans to              Loans to              Loans to             Loans to              Loans to
                      Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                      ------   -----------  ------   -----------  ------   -----------  ------   -----------  ------   -----------
                                                         (in thousands, except percentages)

Commercial &
  industrial......  $1,027.1        46%   $  812.8        46%   $   --         36%    $   --         48%     $    --         48%
Real Estate:
  Construction....     106.2        11        98.9         4        --          2         --          5           --          5
  Mortgages-
   residential....     439.9        19       417.9        18       750.0       38         --         35           --         34
  Mortgages-
   commercial.....     127.5        19        --          15        --         18         --         12           --         13
  IPF.............      --           3     4,500.0        15        --         --         --         --           --         --
Consumer  ........       9.5         2        --           2        --          6         --         --           --         --
Unallocated.......   1,349.6       N/A       671.3       N/A       963.4      N/A      1,321.3      N/A       1,077.6       N/A
                    --------       ---    --------       ---    --------      ---     --------      ---      --------       ---
                    $3,059.8       100%   $6,500.9       100%   $1,713.4      100%    $1,321.3      100%     $1,077.6       100%
                    ========       ===    ========       ===    ========      ===     ========      ===      ========       ===


Deposits

         Total deposits at December 31, 1996 aggregated $185.1 million which was lower than total deposits at December 31, 1995 of $196.1 million due primarily to declines in demand and certificate of deposit balances. The average rate of the components of average deposits at December 31, 1996, 1995 and 1994 follows.


                                                          For the Year Ended December 31,
                                           1996                              1995                          1994
                                 -----------------------            -----------------------        ---------------------

                                 Average        Average             Average        Average         Average      Average
                                 Balance        Rate (%)            Balance        Rate (%)        Balance      Rate (%)
                                 -------        --------            -------        --------        -------      --------
                                                           (in thousands, except percentages)

Demand......................   $ 10,705.2           --            $ 10,404.0          --         $ 12,651.3        --
NOW & money market .........      7,453.7         3.33%             12,518.8        3.48%          11,981.3       2.82%
Savings.....................     49,870.7         4.88              53,283.1        4.86          100,708.5       5.37
Certificates of deposit ....    122,657.0         6.18             102,779.5        6.32           63,612.0       5.12
                               ----------        -----            ----------       -----         ----------       ----



         Certificates of deposit of $100 thousand or more at December 31, 1996 of $11.9 million had the following maturities (in thousands):

             Three months or less..........................         $ 3,717.5
             Three months through six months...............           1,802.8
             Six months through twelve months..............           2,819.8
             Over twelve months............................           3,530.4
                                                                    ---------
                 Total.....................................         $11,870.5
                                                                    =========

Short-term Borrowings

         Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs and as a tool in the Bank's asset/liability management process. During 1996 and 1995, the Bank has utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

         The following table summarizes the Bank's short-term borrowing activity for the years ended December 31, 1996, 1995 and 1994:

                                                                 Average                          Weighted
                                                                  Amount          Maximum          Average
                                                Balance        Outstanding      Outstanding       Interest       Average
                                              Outstanding         During           at any          Rate at         Rate
                                                 12/31          the Period       Month-End          12/31          Paid
                                              -----------      -----------      -----------       --------       -------
                                                             (in thousands, except percentages)

1996:    FHLB borrowings...............        $    --          $26,587.7        $47,269.1            --           5.55%
         Federal funds purchased.......             --              110.0          1,000.0            --           5.22
                                                                ---------                                          ----
                                                                $26,697.7                                          5.55%
                                                                =========                                          ====

1995:    FHLB borrowings...............        $33,443.8        $44,522.1        $66,155.2          6.02%          6.23%
         Federal funds purchased.......             --              235.3            --               --           5.69
                                               ---------        ---------                                          ----
                                               $33,443.8        $44,757.4                           6.02           6.23%
                                               =========        =========                                          ====

1994:    FHLB borrowings...............        $63,037.4        $38,050.8        $63,037.4          6.32%          4.90%
         Federal funds purchased.......             --              360.6          1,000.0            --           4.52
                                               ---------       ----------                                          ----
                                               $63,037.4        $38,411.4                           6.32           4.90%
                                               =========        =========                                          ====


Results of Operations

         A net loss of $2.7 million, or $2.42 per share, was recorded in 1996 compared to a net loss of $3.1 million, or $3.41 per share, in 1995. The smaller 1996 loss compared to 1995 was attributable primarily to an increase in net interest income, as gains on the sale of residential mortgages and mortgage-backed securities available-for-sale were offset by a slightly higher loan loss provision.

         A net loss of $3.1 million, or $3.41 per share, was recorded in 1995 compared to net income in 1994 amounting to $503 thousand, or $.22 per share. The loss in 1995 resulted from a higher provision for loan losses of $4 million, due principally to delinquent IPF loans, and an increase in non-interest expenses of $3 million which more than offset an increase in net interest income of $2.8 million.

Net Interest Income

         A key component of the Bank's results of operations is net interest income which represents the difference between interest earned on loans, securities and other interest earning assets and the interest paid on deposits, borrowings and debt instruments. Net interest income is coordinated with the asset/liability management process and emphasizes maintaining acceptable levels of liquidity, interest rate risk and capital.

         Net interest income for the year ended December 31, 1996 totaled $9.1 million, which was 6% higher than net interest income for the year-end 1995 of $8.6 million. The 1995 to 1996 increase was attributable to an improved net interest margin which reflected the yields on earning assets rising faster than the cost of interest-bearing liabilities. The net interest margin rose from 3.56% in 1995 to 3.76% in 1996. The higher margin reflected primarily a greater percentage of interest income being derived from higher yielding loan activity. In 1996, interest and fees on all loans represented 61% of total interest income versus 53% in 1995.

         Net interest income for the year ended December 31, 1995 totaled $8.6 million which was $2.8 million higher than net interest income for the comparable 1994 period of $5.8 million. The 49% increase was attributable to an improved net interest margin which offset a decline in the amount of average interest earnings assets from $244.9 million in 1994 to $241.5 million in 1995. The net interest margin rose to 3.56% in 1995 from 2.37% in 1994 and benefited from the yields on earning assets rising faster than the cost of interest-bearing liabilities. The yields on earning assets of 8.76% in 1995 compared to 7.01% in 1994 were higher primarily as a result of the significant yield on the Bank's IPF loan portfolio which exceeds the yield on the Bank's other lending activity. The average IPF loan balance in 1995 was $10.5 million compared to $500 thousand in 1994. However, management believes that the yields on IPF loans were higher in 1995, due in part, to the reporting by the Servicer of interest and fees on defaulted IPF loans. This income on defaulted loans is not readily determinable but is included in the IPF loan balance and, therefore, has been considered in the provision for loan losses. The yields on earning assets in 1995 also benefitted from lower amortization of securities portfolio premiums, the higher prime lending rate that prevailed in 1995, and the reinvestment of the cash flow from the mortgage-backed securities portfolio into higher yielding lending activity. As a result of this reinvestment, a greater percentage of interest income was derived from higher yielding lending activity in 1995 versus 1994. For the year ended December 31, 1995, interest and fees on loans represented 53% of total interest income compared to 37% for the same 1994 period while investment income decreased from 63% in 1994 to 47% in 1995.

         The cost of interest-bearing liabilities decreased to 5.73% in 1996 from 5.80% in 1995 due to a reduction in the cost associated with certificates of deposits. Average certificate of deposit balances represented 56% of 1996's total average interest-bearing liabilities with an average rate paid of 6.18% versus a cost of 6.32% in 1995 on balances which comprised 47% of total average interest-bearing liabilities. The cost of interest-bearing liabilities was also impacted by the lower rates paid on short term FHLB advances which decreased to an average rate of 5.55% in 1996 from 6.23% in 1995.

         The cost of interest-bearing liabilities increased to 5.80% in 1995 from 5.09% in 1994 and reflected a shift in funding sources from savings balances to higher costing certificates of deposit. Average certificate of deposit balances represented 47% of 1995's total average interest-bearing liabilities with an average rate paid of 6.32% versus a cost of 5.12% in 1994 on balances which comprised 28% of total average interest-bearing liabilities. The cost of interest-bearing liabilities was also impacted by the higher rates paid on short term FHLB advances which rose to an average rate of 6.23% in 1995 from 4.90% in 1994.

Provision for Loan Losses

         A provision for loan losses of $5.1 million was recorded for the year ended December 31, 1996 compared to $4.9 million in 1995. The increases in the provisions compared to prior years were due to the charge-offs incurred in connection with IPF loans.

Non-interest Expenses

         Total non-interest expenses for the year ended December 31, 1996 were $7.2 million, or 2%, lower than the $7.4 million of the previous year. Excluding the servicing costs of IPF, operating expenses were 7% lower as lower professional fees (mainly legal expenses) and a reduction in FDIC insurance premiums more than offset higher staff expenses associated with new hires and salary increases. IPF expenses increased by 9% due to the cost of servicing a larger portfolio, on average, and the absorption by the Bank of all costs of servicing the IPF portfolio from April 1996, which had been previously borne by the Servicer.

         Non-interest expenses for the year ended December 31, 1995 totaled $7.4 million compared to $4.4 million for the year ended December 31, 1994. The increase in non-interest expenses in 1995 of $3 million compared to 1994 was attributable to higher salaries and employee benefits of $237 thousand resulting from higher staffing levels and benefit costs and from salary increases, professional fees and settlement costs of $445 thousand incurred in resolving legal matters relating to the assignment of residential mortgages to the Bank, expenses of $266 thousand incurred for professional services in connection with the proposed merger between Regent and Carnegie and the Bank and CBNA, pursuant to a Merger Agreement which Merger Agreement was terminated on January 14, 1997, audit expenses of $329 thousand, a substantial portion of which related to the delinquent IPF loans, and an increase of $2 million in costs for the expansion and servicing of the IPF program. The increase in other expenses was partially offset by lower premiums and a refund of premiums previously paid to the FDIC totaling $205 thousand.

Provision for Income Taxes

         Regent recorded a tax benefit of $350 thousand for the year ended December 31, 1996. Regent also received a federal income tax refund of $1.5 million in the first quarter of 1997, which represented the recovery of taxes paid in prior years and had been previously accounted for in Regent's Consolidated Statements of Operations. The tax benefit, which was recorded in the fourth quarter of 1996, reflected the recognition of a portion of Regent's net deferred tax asset under the principles of FAS 109. FAS 109 requires that the tax benefit of net operating loss carryforwards and temporary timing differences be recorded as an asset to the extent that management estimates that such assets are "more likely than not" to be realized through the generation of future taxable income. At December 31, 1996, Regent recorded a deferred tax asset of $2.0 million and a valuation allowance against it of $1.6 million.

Consolidated Average Balance Sheets and Rate/Yield Analysis


                                                1996                              1995                             1994
                                  -----------------------------     -----------------------------    -----------------------------
                                  Average      Income/    Rate/     Average      Income/    Rate/    Average      Income/    Rate/
                                  Balance      Expense    Yield     Balance      Expense    Yield    Balance      Expense    Yield
                                  -------      -------    -----     -------      -------    -----    -------      -------    -----
                                                               (in thousands, except for percentages)


ASSETS
Interest-earning assets:
   Overnight investments(1)      $ 1,475.8    $    77.5   5.25%   $    236.4    $    12.5    5.30%  $    283.6   $    16.8   5.92%
   Investment securities and
      securities available for
      sale ...................   123,449.0      8,220.6   6.66     148,559.4      9,986.2    6.72    166,476.8    10,833.8   6.51
   Loans and loans held for
      sale(2) ................   115.859.9     13,221.1  11.41      92,743.7     11,160.8   12.03     78,103.5     6,313.9   8.08
                                ----------   ----------  -----    ----------    ---------   -----   ----------   ---------   ----
      Total interest-earning
      assets .................  $240,784.7   $ 21,519.3   8.94%    241,539.5    $21,159.6    8.76%   244,863.9   $17,164.5   7.01%
                                ==========   ==========  =====     =========    =========   =====   ==========   =========   ====
Cash and due from banks ......     4,480.4                           4,476.9                           4,141.2
Premises and equipment, net ..       753.3                             643.4                             687.6
Other assets .................     3,409.4                           2,806.5                           3,123.1
Allowance for loan losses ....    (3,581.7)                         (1,838.0)                         (1,382.6)
                                ----------                         ---------                        ----------

      Total assets ...........  $245,846.1                        $247,628.3                        $251,433.2
                                ==========                        ==========                        ==========

LIABILITIES AND
   SHAREHOLDERS'
   EQUITY
Interest-bearing liabilities:
   NOW .......................  $  3,783.4    $    91.1   2.41%   $  4,055.9    $   102.1    2.52%  $  3,323.5   $    82.7   2.49%
   Savings ...................    49,870.7      2,433.2   4.88      53,283.1      2,588.8    4.86    100,708.5     5,411.6   5.37
   Money market deposits .....     3,670.3        157.0   4.28       8,462.9        333.5    3.94      8,657.8       254.6   2.94
   Time deposits .............   122,657.0      7,577.3   6.18     102,779.5      6,493.1    6.32     63,612.0     3,257.7   5.12
   Short-term borrowings .....    26,697.7      1,481.1   5.55      44,757.4      2,788.9    6.23     38,411.4     1,881.3   4.90
   Long-term advances ........     8,157.2        501.6   6.15         451.6         27.1    5.99      6,069.0       267.2   4.40
   Subordinated debt .........     2,750.0        220.2   8.00       2,750.0        219.6    7.99      2,712.5       217.6   8.02
                                ----------    ---------   ----    ----------    ---------           ----------   ---------

      Total interest-bearing
      liabilities ............   217,586.3     12,461.5   5.73%    216,540.4     12,553.0    5.80%   223,494.7    11,372.7   5.09%
                                                                  ----------    ---------    ----   ----------   ---------   ----
Demand deposits ..............    10,705.2                          10,404.0                          12,657.3
Other liabilities ............     7,652.7                           7,053.2                           2,365.8
                                ----------                        ----------                        ----------
      Total liabilities ......   235,944.2                         233,997.5                         238,517.9
                                ----------
Shareholders' equity .........     9,901.9                          13,630.8                          12,915.3
                                ----------                        ----------                        ----------
   Total liabilities and
      shareholders' equity ...  $245,846.1                        $247,628.3                        $251,433.2
                                ==========                        ==========                        ==========

Net interest income and net
   interest spread ...........               $ 9,057.8    3.21%                 $ 8,606.6     2.96%              $ 5,791.8   1.92%
                                             =========    ====                  =========     ====               =========   ====

Net interest rate margin .....                            3.76%                               3.56%                          2.37%
                                                          ====                                ====                           ====


(1) Includes federal funds sold, money-market mutual funds and interest-bearing deposits due from banks.

(2) For purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Additionally, the yield on IPF loans includes interest income on delinquent loans.


Volume and Rate Variance Analysis

         Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. The following table sets forth for the years ended December 31, 1996 compared to December 31, 1995 and December 31, 1995 compared to December 31, 1994, the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.



                                               1996 Compared to 1995                        1995 Compared to 1994
                                      ------------------------------------          -------------------------------------
                                                             Net Increase                                    Net Increase
                                        Volume       Rate    (Decrease)(1)           Volume         Rate     (Decrease)(1)
                                      ----------   --------  -------------          ---------     --------   -------------
                                                                        (in thousands)


Overnight investments(2).........     $    65.1    $   (.1)    $    64.9            $    (2.6)    $   (1.6)    $    (4.2)
Investment securities............      (1,672.9)     (92.6)     (1,765.2)            (1,195.4)       347.8        (847.6)
Loans and loans held for sale(3).       2,662.6     (602.3)      2,060.3              1,343.8      3,503.1       4,846.9
                                      ---------    -------     ---------            ---------     --------     ---------

Total Interest Income............       1,054.7     (695.0)        359.7                145.8      3,849.3       3,995.1
                                      ---------    -------     ---------            ---------     --------     ---------

NOW accounts.....................          (6.7)      (4.3)        (11.0)                18.4          1.0          19.4
Savings deposits.................        (166.4)      10.8        (155.6)            (2,345.5)      (477.3)     (2,822.8)
Money market deposits............        (202.9)      26.4        (176.5)                (5.9)        84.8          78.9
Certificates of deposit..........       1,230.8     (146.5)      1,084.3              2,345.5        889.9       3,235.4
Short-term borrowings............      (1,028.3)    (279.5)     (1,307.7)               339.1        592.1         931.2
Long-term advances...............         473.8        0.7         474.5               (322.2)        58.4        (263.8)
Subordinated debt................           0.0        0.6           0.6                  3.0         (1.0)          2.0
                                      ---------    -------     ---------            ---------     --------     ---------

Total Interest Expense...........         300.3     (391.8)        (91.5)                32.4      1,147.9       1,180.3
                                      ---------    -------     ---------            ---------     --------     ---------

Net Interest Income..............     $   754.4    $(303.2)    $   451.2            $   113.4     $2,701.4     $ 2,814.8
                                      =========    =======     =========            =========     ========     =========


(1) The change in interest due to both rate and volume has been reflected in volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Includes federal funds sold, money-market mutual funds and interest-bearing deposits due from banks.

(3) Includes loan fees of approximately $1.5 and $1.0 million in 1996 and 1995, respectively. A majority of such fees are associated with IPF loans. Additionally, loan income includes interest on nonaccrual loans, to the extent of interest paid of $19 and $79 thousand in 1996 and 1995, respectively. Non-accruing loans are included in the daily average loan amounts outstanding used to determine the changes in interest income attributable to volume. Also includes interest income on delinquent IPF loans.

Item 8.           Financial Statements and Supplementary Data.
------            --------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..........................34

Report of Independent Certified Public Accountants..........................35

Consolidated Balance Sheets, December 31, 1996 and 1995.....................36

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................................38

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994....................................39

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................................40

Notes to Consolidated Financial Statements..................................41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Shareholders and Board of Directors
of Regent Bancshares, Inc.

         We have audited the accompanying consolidated balance sheet of Regent Bancshares, Inc. (a New Jersey corporation) and subsidiary (the Bank) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As discussed in Note 3 to the consolidated financial statements, the Bank's Tier 1 leverage ratio, as defined by the Office of the Comptroller of the Currency (OCC), of 5.65% was below the 6.5% specified under the Regulatory Agreement entered into between the Bank and the OCC. The Bank has filed, and the OCC has accepted, a capital plan for attaining the required level of regulatory capital.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Bancshares, Inc. and subsidiary as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 27, 1997 (except for Note 18, as to which
                  the date is March 31, 1997)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Regent Bancshares Corp.:

         We have audited the accompanying consolidated balance sheet of Regent Bancshares Corp. (a New Jersey corporation) and subsidiary as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 3 and Note 5, the Bank recognized a loss from operations for the year ended December 31, 1995 primarily as a result of a substantial increase in the provision for loan losses associated with its insurance premium finance loan portfolio. As a result, the Bank did not meet the Tier 1 leveraged capital requirement established by the Office of the Comptroller of the Currency (OCC) for the Bank under the OCC's discretionary authority. Additionally, on a consolidated basis, the parent company's Tier 1 leveraged capital ratio amounts to 4%, which equals the minimum legal requirement. Failure to meet minimum capital requirements can result in the regulators initiating certain actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Such actions are presently uncertain and, accordingly, no adjustments have been made in the accompanying financial statements.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Bancshares Corp. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

         As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for investments in debt and equity securities.


ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
May 23, 1996

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                              ---------------------------------
                                                                                   1996                1995
                                                                              ------------         ------------

ASSETS
Cash and due from banks                                                       $  4,409,674         $  6,857,498
Overnight investments                                                            5,083,790              308,563
                                                                              ------------         ------------
     Cash and cash equivalents                                                   9,493,464            7,166,061
Investment securities available for sale                                        30,469,710           47,477,880
Investment securities held to maturity (market value of $73,250,139 and
    $89,895,504, respectively)                                                  75,082,982           91,244,148
Mortgage loans held for sale                                                            --           12,873,725
Loans, net of unearned interest fees                                            85,069,171          105,910,034
    Less: Allowance for loan losses                                             (3,059,773)          (6,500,882)
                                                                              ------------         ------------
          Net loans                                                             82,009,398           99,409,152
                                                                              ------------         ------------
Accrued interest receivable                                                      1,362,276            1,739,969
Premises and equipment, net                                                        695,874              704,487
Prepaid expenses and other assets (including net deferred taxes of
    $350,000 and $1,646,200, respectively)                                       2,790,522            1,896,639
                                                                              ------------         ------------
          Total assets                                                        $201,904,226         $262,512,061
                                                                              ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                           $ 10,986,013         $ 12,621,000
    Interest-bearing:
       NOW and money market                                                      6,583,384            7,623,514
       Savings                                                                  47,830,169           50,602,549
       Certificates of deposit                                                 119,726,797          125,284,579
                                                                              ------------         ------------
          Total deposits                                                       185,126,363          196,131,642

Advances from Federal Home Loan Bank of Pittsburgh                                 202,621           43,655,302
Subordinated debentures                                                          2,750,000            2,750,000
Accrued interest payable                                                         4,792,911            5,310,396
Other liabilities                                                                  899,614            4,311,365
                                                                              ------------         ------------
          Total liabilities                                                    193,771,509          252,158,705
                                                                              ------------         ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.10 par value, 5,000,000 shares authorized, Series A,
       441,272 and 484,032 shares issued and outstanding; entitled
          to $4,412,720 in involuntary liquidation                                  44,127               48,403
       Series B, 3,820 and 4,270 shares issued and outstanding; entitled to
          $38,200 in involuntary liquidation                                           382                  427
       Series C, 3,025 and 3,485 shares issued and outstanding; entitled to
          $30,250 in involuntary liquidation                                           303                  349
       Series D, 3,280 and 3,790 shares issued and outstanding; entitled to
          $32,800 in involuntary liquidation                                           328                  379
       Series E, 95,654 and 85,615 shares issued and outstanding; entitled to
           $956,540 in involuntary liquidation                                       9,565                8,562
                                                                              ------------         ------------
                                                                                    54,705               58,120


                                                                                           December 31,
                                                                                ----------------------------------
                                                                                     1996                1995
                                                                                ------------          ------------

    Common stock, $.10 par value, 10,000,000 shares authorized,
       1,228,283 and 997,615 shares issued and outstanding                      $    122,828          $     99,761
    Additional paid-in capital                                                    14,678,375            13,300,855
    Accumulated deficit                                                           (6,049,921)           (2,956,765)
    Net unrealized loss on investment securities available for sale                 (673,270)             (148,615)
                                                                                ------------          ------------

          Total shareholders' equity                                               8,132,717            10,353,356
                                                                                ------------          ------------

          Total liabilities and shareholders' equity                            $201,904,226          $262,512,061
                                                                                ============          ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Year Ended December 31,
                                                                       --------------------------------------------
                                                                          1996              1995            1994
                                                                       -----------      -----------     -----------

Interest income:
    Loans, including fees                                              $13,221,139      $11,160,803     $ 6,313,866
    Investment securities, including dividends                           8,206,316        9,980,670      10,833,819
    Overnight investments                                                   91,803           18,100          16,793
                                                                       -----------      -----------     -----------
          Total interest income                                         21,519,258       21,159,573      17,164,478
                                                                       -----------      -----------     -----------
Interest expense:
    Deposits                                                            10,258,596        9,517,438       9,006,507
    Short-term borrowings                                                1,481,098        2,788,852       1,857,622
    Long-term debt                                                         721,776          246,661         508,531
                                                                       -----------      -----------     -----------
          Total interest expense                                        12,461,470       12,552,951      11,372,660
                                                                       -----------      -----------     -----------
          Net interest income                                            9,057,788        8,606,622       5,791,818
Provision for loan losses                                                5,092,156        4,905,000         860,000
                                                                       -----------      -----------     -----------
          Net interest income after provision for loan losses            3,965,632        3,701,622       4,931,818
                                                                       -----------      -----------     -----------
Non-interest income:
    Service charges on deposit accounts                                    102,898           82,565         102,452
    Other                                                                   21,176           21,120          63,966
    Net gains on sale of assets                                             88,617              303          35,465
                                                                       -----------      -----------     -----------

          Total non-interest income                                        212,691          103,988         201,883
                                                                       -----------      -----------     -----------

Non-interest expense:
    Salaries and employee benefits                                       2,103,998        1,686,979       1,449,481
    Professional services                                                  865,721        1,272,236         560,441
    Rent                                                                   173,855          173,855         173,865
    Other occupancy expense                                                183,685          161,730         118,460
    Depreciation and amortization                                          250,661          183,699         157,301
    FDIC assessment and other insurance                                    141,412          297,074         505,927
    Litigation settlement                                                       --          175,000              --
    IPF servicing                                                        2,323,491        2,132,104         168,235
    Other                                                                1,181,484        1,313,030       1,238,066
                                                                       -----------      -----------     -----------

          Total non-interest expense                                     7,224,307        7,395,707       4,371,776
                                                                       -----------      -----------     -----------

Income (loss) before provision for income taxes (benefit)               (3,045,984)      (3,590,097)        761,925
Income tax expense (benefit)                                              (350,000)        (463,500)        259,100
                                                                       -----------      -----------     -----------
Income (loss) before dividends on preferred stock                       (2,695,984)      (3,126,597)        502,825
Preferred stock dividends                                                  141,650          487,408         287,222
                                                                       -----------      -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                           $(2,837,634)     $(3,614,005)    $   215,603
                                                                       ===========      ===========     ===========
Net income (loss) per common share:
    Primary                                                                 $(2.42)          $(3.41)           $.22
Weighted average number of shares outstanding                            1,170,564        1,059,312         989,611


The accompanying notes are an integral part of these Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                                     Net
                                                                                                  unrealized
                                                                                                   loss on
                                                                                     Retained     investment
                               Preferred stock       Common stock      Additional    earnings     securities
                              ----------------     ----------------     paid-in    (accumulated    available
                              Shares    Amount     Shares    Amount     capital      deficit)      for sale        Total
                              ------    ------     ------    ------    ----------  ------------   -----------      -----

Balance, December 31,
    1993                     587,333   $58,734     887,594  $ 88,759   $12,606,702  $   371,548   $       --    $13,125,743

Issuance of preferred
    stock as dividends        51,912     5,191          --        --       390,638     (395,829)          --             --
Conversion of preferred
    stock to common
    stock                    (36,630)   (3,663)     36,815     3,682           (19)          --           --             --
Net unrealized loss on
    investment securities
    available for sale            --        --          --        --            --           --   (1,423,000)    (1,423,000)
Net income                        --        --          --        --            --      502,825           --        502,825
                             -------   -------   ---------  --------   -----------  -----------   ----------    -----------

Balance, December 31,
    1994                     602,615    60,262     924,409    92,441    12,997,321      478,544   (1,423,000)    12,205,568

Issuance of preferred
    stock as dividends        51,452     5,145          --        --       303,567     (308,712)          --             --
Conversion of preferred
    stock to common
    stock                    (72,875)   (7,287)     73,206     7,320           (33)          --           --             --
Change in net unrealized
    loss on investment
    securities available
    for sale                                                                                       1,274,385      1,274,385
Net loss                          --        --          --        --            --   (3,126,597)          --     (3,126,597)
                             -------   -------   ---------  --------   -----------  -----------   ----------    -----------

Balance, December 31,
    1995                     581,192    58,120     997,615    99,761    13,300,855   (2,956,765)    (148,615)    10,353,356

Issuance of preferred
    stock as dividends        48,144     4,814          --        --       392,358     (397,172)          --             --
Issuance of common
    stock                         --        --     148,148    14,815       985,185           --           --      1,000,000
Conversion of preferred
    stock to common
    stock                    (82,285)   (8,229)     82,520     8,252           (23)          --           --             --
Change in net unrealized
    loss on investment
    securities available
    for sale                      --        --          --        --            --           --     (524,655)      (524,655)
Net loss                          --        --          --        --            --   (2,695,984)          --     (2,695,984)
                             -------   -------   ---------  --------   -----------  -----------   ----------    -----------

Balance, December 31,
    1996                     547,051   $54,705   1,228,283  $122,828   $14,678,375  $(6,049,921)  $ (673,270)   $ 8,132,717
                             =======   =======   =========  ========   ===========  ===========   ==========    ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                  ----------------------------------------------
                                                                       1996             1995             1994
                                                                  ------------      ------------     -----------
Cash flows from operating activities:
    Net income (loss)                                             $(2,695,984)      $(3,126,597)    $    502,825
    Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
       Provision for loan losses                                    5,092,156         4,905,000          860,000
       Depreciation and amortization                                  250,661           183,699          157,301
       Net amortization of premiums and accretion of
          discounts on investment securities                        1,345,299           643,853        1,248,214
       (Decrease) increase in unearned interest/fees                 (768,777)          977,940          432,246
       Decrease in accrued interest receivable                        377,693           211,275           16,401
       (Increase) decrease in prepaid expenses and other assets      (893,882)          (53,655)         826,797
       (Decrease) increase in accrued interest payable               (517,485)        3,070,328          654,283
       (Decrease) increase in other liabilities                    (3,411,751)        2,155,378        1,970,534
       Purchases of mortgage loans held for sale                  (48,696,036)      (68,001,403)    (301,014,991)
       Proceeds from sales of mortgage loans held for sale         61,575,296        60,515,195      318,328,366
                                                                  -----------       -----------     ------------
              Net cash provided by operating activities            11,657,190         1,481,013       23,981,976
                                                                  -----------       -----------     ------------
Cash flows from investing activities:
    Net decrease (increase) in loans                               13,076,375       (31,145,825)     (27,612,611)
    Purchase of investment securities available for sale          (10,030,000)               --      (47,491,857)
    Principal collected on investment securities held to
        maturity                                                   15,619,113        13,058,648       34,666,263
    Principal collected on investment securities available
        for sale                                                    6,343,098         5,197,586        8,974,915
    Net decrease (increase) in U.S. Treasury bills with
       maturities less than three months                                   --           124,672          (24,812)
    Purchases of premises and equipment                              (242,048)         (231,685)        (186,066)
    Proceeds from sale of investments available for sale           19,361,635                --               --
                                                                  -----------       -----------     ------------
              Net cash provided by (used in) investing
                 activities                                        44,128,173       (12,996,604)     (31,674,168)
                                                                  -----------       -----------     ------------
Cash flows from financing activities:
    Net decrease in demand, NOW, savings and
       money market deposits                                       (5,447,497)      (39,926,563)     (14,323,062)
    Net (decrease) increase in certificates of deposit             (5,557,782)       74,996,733      (17,008,332)
    Net(decrease) increase in advances from Federal Home Loan
        Bank of Pittsburgh with original maturities of three
        months or less                                            (43,452,681)       (9,193,560)      15,532,561
    Advances from Federal Home Loan Bank of Pittsburgh
       with maturities greater than three months                           --        10,211,480       15,000,000
    Maturities of advances from Federal Home Loan Bank
       of Pittsburgh with maturities greater than three months             --       (20,400,000)      (1,600,000)
    Proceeds from issuance of subordinated debentures                      --                --          200,000
    Capital contribution                                            1,000,000                --               --
                                                                  -----------       -----------     ------------
              Net cash (used in) provided by financing
                 activities                                       (53,457,960)       15,688,090       (2,198,833)
                                                                  -----------       -----------     ------------
Net increase (decrease) in cash and cash equivalents                2,327,403         4,172,499       (9,891,025)
Cash and cash equivalents, beginning of year                        7,166,061         2,993,562       12,884,587
                                                                  -----------       -----------     ------------
Cash and cash equivalents, end of year                            $ 9,493,464       $ 7,166,061     $  2,993,562
                                                                  ===========       ===========     ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             REGENT BANCSHARES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

         Regent Bancshares Corp. ("Regent") is a bank holding company organized under the laws of the State of New Jersey and engages in commercial banking business through its wholly-owned subsidiary, Regent National Bank (the "Bank"), a nationally-chartered bank insured by the Federal Deposit Insurance Corporation. The Bank serves the needs of its banking customers with particular focus on small and medium-sized businesses, professionals and other individuals. The Bank offers a wide variety of deposit products, including checking accounts, interest-bearing NOW accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

2.  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

         The accounting and reporting policies of Regent and the Bank conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates implicit in these financial statements are as follows.

         The estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, other real estate owned and the valuation allowance on the deferred tax asset.

         The evaluation of the adequacy of the allowance for loan losses includes an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

         Other real estate owned is carried at market based upon estimates derived through appraisals and other sources, less estimated selling costs. However, realization of sales proceeds may ultimately be higher or lower than those estimates.

Financial Instruments

         The Financial Accounting Standards Board (FASB) issued FAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

Investment Securities

         Regent adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. This standard requires investments in securities to be classified in one of three categories: held to maturity, available for sale or trading. Investment securities that management has both the ability and intent to hold to maturity are carried at amortized cost. Investment securities that management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income. Regent does not engage in securities trading. Securities transactions are accounted for on a settlement date basis. Prior to the adoption of FAS No. 115, investment securities that were principally debt securities were stated at cost and adjusted for amortization of premiums and accretion of discounts computed by the interest method. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Mortgage Loans Held for Sale

         Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Regent adopted FAS No. 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996. This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained. This statement also requires the capitalized mortgage servicing rights to be amortized in proportion to and over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. There was no material financial statement impact upon adoption of this standard.

Loans and Allowance for Loan Losses

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

         Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year may be charged off to the allowance for loan losses. Interest which had accrued in the current year may be reversed out of current period income. The charge-off or reversal of accrued interest will only occur if such interest is deemed uncollectible. Payments received subsequent to the non-accrual classification are applied as a reduction of principal in accordance with both regulatory guidelines and generally accepted accounting principles. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

         Regent adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS No. 118, "Accounting by Creditors for Impairments of a Loan - Income Recognition and Disclosures," on January 1, 1995. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Because Regent already recognized such reductions of value through its provision for loan losses, the adoption of FAS No. 114, as amended by FAS No. 118, did not have a material impact on its financial condition or results of operations.

Other Real Estate Owned

         Other real estate owned, consisting of property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets, is initially recorded at fair value of the property at the date acquired. These assets are subsequently carried at the lower of this new basis or the fair value less estimated selling costs. Costs relating to the development and improvement of the property are capitalized, if recoverable, whereas those related to holding the property are charged to expense.

Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of their respective leases.

         Regent adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement did not have a material impact on Regent's financial position or results of operations.

Federal Income Taxes

         Regent accounts for its income taxes in accordance with FAS No. 109, "Accounting for Income Taxes". Under the liability method specified by FAS No. 109, deferred tax assets and liabilities are determined based on the difference between the carrying values on the financial statements and the tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards, loan loss reserves, deferred loan fees, net unrealized gains or losses on securities available for sale and accumulated depreciation.

Earnings (Loss) Per Common Share

         Earnings (loss) per common share for all periods presented is based on the weighted average number of common shares outstanding after consideration of preferred stock dividends and common stock equivalents. Included in common stock equivalents, for the purposes of primary earnings per share, are stock options and warrants and the Series B, Series C, Series D and Series E Convertible Preferred Stock. Series A Convertible Preferred Stock is included in the computation of fully-diluted earnings per share only. The weighted average number of common shares attributable to common stock equivalents for the years ended December 31, 1996, 1995 and 1994, respectively, were as follows: 103,394; 99,203 and 89,339. Fully diluted earnings per common share is not presented since such presentation is anti-dilutive.

         Regent accrues on a quarterly basis the preferred stock dividend that is payable annually each year. This accrual is considered only for purposes of the income (loss) per common share calculation and is computed using the estimated market price of the preferred stock at the financial reporting date. The accrual is changed as necessary to reflect dividends declared and changes in market price.

         Regent adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. FAS No. 123 contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and net income per share, as if the fair value-based method of accounting defined in FAS No. 123 had been applied. Regent's stock option plans are accounted for under APB No. 25. During the years ended December 31, 1996 and 1995, there were no stock options granted. At December 31, 1996, there were no stock options outstanding.

 Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         The FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by FAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on Regent's consolidated financial position or results of operations.

Advertising costs

         Regent expenses advertising costs as incurred.

Employee benefits plans

         Regent has certain employee benefit plans covering substantially all employees. Regent accrues such costs as incurred.

Statements of cash flows

         Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks, federal funds sold with an original maturity of three months or less and money market mutual fund holdings. Cash paid for interest was approximately $12.2 million in 1996, $9.5 million thousand in 1995 and $9.1 million thousand in 1994. Cash paid for income taxes was $0 in 1996 and approximately $100 thousand in 1995 and $510 thousand in 1994. The value of preferred stock issued as dividends was approximately $397 thousand in 1996, $309 thousand in 1995 and $396 thousand in 1994. Conversion of preferred stock to common stock was valued at approximately $8 thousand in 1996, $7 thousand in 1995 and $4 thousand in 1994.

Reclassifications

         Certain 1995 and 1994 financial information has been reclassified to conform to the 1996 presentation.

3.  Capital Adequacy and Regulatory Matters

         Regent and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Regent's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Regent and the Bank must meet specific capital guidelines that involve quantitative measures of Regent's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Regent's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require Regent and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                      For Capital                  Prompt Corrective
                                                  Actual           Adequacy Purposes               Action Provisions
                                                  ------           -----------------               -----------------
                                            Amount      Ratio      Amount       Ratio            Amount          Ratio
                                            ------      -----      ------       -----            ------          -----
As of December 31, 1996
    Total capital (to risk-weighted
       assets):

    Regent Bancshares Corp.              $10,816,000     9.39%   $9,534,080      8.00%         $11,917,600       10.00%
    Regent National Bank                  13,012,000    11.21     9,250,720      8.00           11,603,400       10.00

    Tier 1 capital (to risk-weighted assets):

    Regent Bancshares Corp.                8,806,000     7.65     4,767,040      4.00            7,150,560        6.00
    Regent National Bank                  11,547,000     9.95     4,625,360      4.00            6,988,040        6.00

    Tier 1 capital (to average assets):

    Regent Bancshares Corp.                8,806,000     4.31     8,179,000      4.00           10,223,750        5.00
    Regent National Bank                  11,547,000     5.65     8,176,440      4.00           10,220,550        5.00

As of December 31, 1995
    Total capital ( to risk-weighted
       assets):

    Regent Bancshares Corp.               13,478,577     8.98    12,010,280      8.00           15,012,850       10.00
    Regent National Bank                  14,861,883     9.92    11,984,655      8.00           14,980,818       10.00

    Tier 1 capital (to risk-weighted assets):

    Regent Bancshares Corp.               10,501,971     7.00     6,005,140      4.00            9,007,710        6.00
    Regent National Bank                  12,985,277     8.67     5,992,327      4.00            8,988,491        6.00

    Tier 1 capital (to average assets):

    Regent Bancshares Corp.               10,501,971     4.00    10,501,971      4.00           13,125,603        5.00
    Regent National Bank                  12,985,277     4.94    10,514,394      4.00           13,142,993        5.00


         As a result of the Bank's reported losses, which primarily resulted from the provision for loan losses associated with IPF loans and the effect thereof on the Bank's capital, on October 10, 1996, the Bank's Board of Directors signed the Regulatory Agreement with the OCC to correct certain deficiencies described in supervisory letters dated August 9, 1996 and August 29, 1996.

         Under the Regulatory Agreement, the Bank is required to develop and implement an action plan, develop a three-year capital program, which includes the attainment and maintenance of a Tier 1 leverage ratio of 6.50% as of December 31, 1996, continue the liquidation of the Bank's IPF portfolio, establish a program for the maintenance of an adequate allowance for loan and lease losses, increase the liquidity of the Bank and appoint a Special Compliance Committee to monitor the compliance with the Regulatory Agreement.

         As of the most recent examination of the Bank, conducted as of the close of business on December 31, 1996, the Bank's capital levels meet or exceed the minimum capital levels established by the OCC for "well capitalized" under applicable federal banking regulations. However, the Bank is currently subject to the Regulatory Agreement, described above, requiring the Bank to meet and maintain a specific capital level. Under the federal banking regulations, a bank that is subject to such an agreement may not be deemed to be "well capitalized" regardless of its capital levels. As a result, the Bank is deemed to be "adequately capitalized" and subject to the requirements under these regulations. At December 31, 1996, the Bank's Tier 1 leverage ratio as defined by the OCC, of 5.65% was below the 6.50% specified in the Regulatory Agreement. The Bank believes that it is currently in compliance in all material respects with all of the provisions of the Regulatory Agreement, except that the Bank did not maintain a Tier 1 capital ratio of 6.50% or greater at and after December 1, 1996. The Bank anticipates that it should be able to remain in compliance with the Regulatory Agreement in all material respects.

         As of December 31, 1995, the OCC categorized the Bank as "well capitalized" under applicable federal banking regulations. However, following an examination of the Bank, in 1995, the OCC exercised its discretionary authority to increase the Tier 1 leverage capital ratio for the Bank to 6.5%. The Bank's capital levels as of December 31, 1995 resulted in the Bank being "adequately capitalized" under applicable banking regulations and the Tier 1 leverage ratio was 4.94% (unaudited) which was below the 6.5% ratio established by the OCC for the Bank. Additionally, on a consolidated basis, Regent's Tier 1 leverage ratio amounted to 4% (unaudited) which equaled the minimum legal requirement.

         Failure to meet minimum capital requirements can result in the regulators initiating certain actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Such actions are uncertain and may expose the Bank to regulatory sanctions that may include restrictions on operations and growth and mandatory asset dispositions. However, on February 26, 1997, the Bank submitted to the OCC a revised capital plan to bring the Bank into compliance with the capital ratios specified in the Regulatory Agreement. On March 27, 1997, the OCC notified the Bank of the OCC's acceptance of the Bank's revised plan.

         Additionally, based upon the Bank's unsatisfactory condition and the questionable ability of Regent to continue to service its outstanding debt beyond September 30, 1996, the FRBP formally notified Regent in a letter dated September 6, 1996 of its determination that Regent was in "troubled condition." As a consequence of such condition, Regent must provide the FRBP with 30 days' notice prior to adding any members to its board of directors or engaging any new senior executive officer. In addition to the notice requirement, the FRBP has prohibited Regent, without prior written FRBP approval, from declaring or paying any dividends, repurchasing or redeeming any of its stock and incurring any additional debt, and required Regent to submit to the FRBP by October 6, 1996 a written plan to service Regent's outstanding subordinated debentures and to notify FRBP immediately of any material event that significantly impacts the financial condition of Regent and the Bank. Regent has submitted to the FRBP certain written undertakings from the Bank's organizers to service the interest due on March 31, 1997 on Regent's outstanding subordinated debentures in the event Regent does not otherwise have sufficient funds to pay such interest when due. As discussed in Note 18, Regent, with the approval of the FRBP, sold 16,364 shares of Series A Convertible Preferred Stock for $6.50 per share. Regent used the proceeds from this sale to pay the interest due on its subordinated debentures on March 31, 1997.

         Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal limitations. The payment of dividends is prohibited under the Regulatory Agreement.

4. Investment Portfolio

         Investment securities available for sale at December 31, 1996 and 1995 are as follows:

                                                          December 31, 1996
                        -------------------------------------------------------------------------------------------
                                                                                                         Estimated
                         Principal   Unamortized    Unearned    Amortized    Unrealized   Unrealized      market
                          balance      premiums     discounts      cost         gains       losses         value
                        -----------  ----------     --------   -----------    --------     --------     -----------
      U.S. Agencies     $10,000,000  $       --      $    --   $10,000,000    $     --     $     --     $10,000,000
      FHLMC               7,720,448     226,175           --     7,946,623          --      364,019       7,582,604
      FNMA               10,845,299     431,369           --    11,276,668       4,917      314,168      10,967,417
                        -----------  ----------      -------   -----------    --------     --------     -----------

                        $28,565,747  $  657,544      $    --    29,223,291       4,917      678,187      28,550,021
                        ===========  ==========      =======

      Other securities                                           1,919,689          --           --       1,919,689
                                                               -----------    --------     --------     -----------

                                                               $31,142,980    $  4,917     $678,187     $30,469,710
                                                               ===========    ========     ========     ===========


                                                          December 31, 1995
                        -------------------------------------------------------------------------------------------
                                                                                                         Estimated
                         Principal   Unamortized    Unearned    Amortized    Unrealized   Unrealized      market
                          balance      premiums     discounts      cost         gains       losses         value
                        -----------  ----------     --------   -----------    --------     --------     -----------
      FHLMC             $16,455,698  $  488,656      $    --   $16,944,354    $ 76,032     $282,443     $16,737,943
      FNMA               27,616,256     648,089       85,694    28,178,651     203,692      222,395      28,159,948
                        -----------  ----------      -------   -----------    --------     --------     -----------
                        $44,071,954  $1,136,745      $85,694    45,123,005     279,724      504,838      44,897,891
                        ===========  ==========      =======

       Other securities                                          2,579,989          --           --       2,579,989
                                                               -----------    --------     --------     -----------

                                                               $47,702,994    $279,724     $504,838     $47,477,880
                                                               ===========    ========     ========     ===========

Mortgage-backed securities held to maturity at December 31, 1996 and 1995 are as follows:

                                                          December 31, 1996
                        -------------------------------------------------------------------------------------------
                                                                                                         Estimated
                         Principal   Unamortized    Unearned    Amortized    Unrealized   Unrealized      market
                          balance      premiums     discounts      cost         gains       losses         value
                        -----------  ----------     --------   -----------    --------     --------     -----------
      GNMA              $10,518,401  $  487,408     $     --   $11,005,809    $     --   $  376,215     $10,629,594
      FHLMC              29,933,643   1,107,506      189,873    30,851,276     154,825      609,202      30,396,899
      FNMA               17,696,771     770,786           --    18,467,557          --      462,086      18,005,471
      Collateralized
        mortgage
        obligations      14,316,481     446,403        4,544    14,758,340          --      540,165      14,218,175
                        -----------  ----------     --------   -----------    --------   ----------     -----------

                        $72,465,296  $2,812,103     $194,417   $75,082,982    $154,825   $1,987,668     $73,250,139
                        ===========  ==========     ========   ===========    ========   ==========     ===========




                                                          December 31, 1995
                        -------------------------------------------------------------------------------------------
                                                                                                         Estimated
                         Principal   Unamortized    Unearned    Amortized    Unrealized   Unrealized      market
                          balance      premiums     discounts      cost         gains       losses         value
                        -----------  ----------     --------   -----------    --------     --------     -----------
      GNMA              $12,181,546  $  564,753     $     --   $12,746,299    $     --   $  201,824     $12,544,475
      FHLMC              36,346,310   1,396,248      224,131    37,518,427     266,284      450,214      37,334,497
      FNMA               21,534,711     949,376           --    22,484,087       3,819      345,769      22,142,137
      Collateralized
        mortgage
        obligations      17,947,058     555,146        6,869    18,495,335          --      620,940      17,874,395
                        -----------  ----------     --------   -----------    --------   ----------     -----------

                        $88,009,625  $3,465,523     $231,000   $91,244,148    $270,103   $1,618,747     $89,895,504
                        ===========  ==========     ========   ===========    ========   ==========     ===========


         As permitted by a special report of the FASB entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," at the end of 1995 the Bank transferred securities previously classified as held-to-maturity to available-for-sale that had an amortized cost of approximately $16.6 million and an unrealized gain of approximately $45 thousand, net of tax. There are no trading account securities, and all other securities have been classified as held to maturity.

         During the year ended December 31, 1996, available-for-sale securities totaling $19.4 million were sold at a gain of $5 thousand. There were no realized securities gains or losses during 1995 or 1994.

         Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The contractual maturities of these securities range from 10 to 40 years.

         The Bank has established credit arrangements with financial institutions. Mortgage-backed securities serve as collateral for any transactions executed under these arrangements. The maximum level of funds available under the "Flexline Commitment" from the FHLB at December 31, 1996 was

$12.5 million. Additionally, the Bank has the ability to borrow on a short- and long-term basis from the FHLB an amount not exceeding 85% to 90% of the fair market value of these securities. Borrowings under this latter arrangement at December 31, 1995 required that investment securities of approximately $49 million be pledged as collateral. There were no such borrowings at December 31, 1996.

         The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                     Amortized          market
                                                        cost            value
                                                    -----------      -----------
Held to maturity:
   Due in one year or less                          $      --        $      --
   Due after one year through five years             44,008,503       43,217,318
   Due after five years through ten years                  --               --
   Due after ten years                               16,316,139       15,814,646
   Collateralized mortgage obligations               14,758,340       14,218,175
                                                    -----------      -----------
                                                    $75,082,982      $73,250,139
                                                    ===========      ===========

Available for sale:

   Due in one year or less                          $10,807,773      $10,384,742
   Due after one year through five years             18,415,518       18,165,279
                                                    -----------      -----------
                                                    $29,223,291      $28,550,021
                                                    ===========      ===========


5. Loans

         A summary of the loan portfolio as of December 31, 1996 and 1995 follows:

                                                  1996                 1995
                                              -----------          ------------
Commercial & industrial                       $39,710,035          $ 49,006,081
Real estate:
   Construction                                 9,421,352             4,430,425
   Mortgages - residential                     16,550,311            18,925,609
   Mortgages - commercial                      15,984,598            16,168,009
Consumer                                        3,826,739            18,572,551
                                              -----------         -------------
                                               85,493,035           107,102,675
Net unearned interest fees                       (423,864)           (1,192,641)
                                              -----------          ------------
                                              $85,069,171          $105,910,034
                                              ===========          ============


         The balance of impaired loans was $3.8 and $3.6 million at December 31, 1996 and 1995, respectively. Regent has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan loss associated with impaired loans was $648 and $712 thousand at December 31, 1996 and 1995, respectively. Income recognized on impaired loans during 1996 and 1995 was $16 and $79 thousand, respectively. Interest which would have been accrued on impaired loans during 1996 and 1995 was $335 and $355 thousand, respectively. Regent's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Regent recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Regent; if these factors do not exist, Regent will not recognize income.

         Non-accrual loans were $3.8 million, $3.6 million and $3.7 million at December 31, 1996, 1995 and 1994, respectively. Interest income of approximately $211 thousand was not recognized as operating income due to the non-accrual status of loans during 1994. At December 31, 1996 and 1995, loans totalling $977 thousand and $1,094 thousand, respectively, were past due 90 days or more and continue to accrue interest income.

         At December 31, 1996 and 1995, there were $2,288 and $3,845 thousand respectively, of loans outstanding to directors, principal shareholders and executive officers and their affiliated interests. During 1996, new loans of $1,202 thousand were made to such persons and repayments totalled $2,759 thousand. Such loans were made in the ordinary course of business at the Bank's normal credit terms and did not present more than a normal risk of collection at origination. Subsequent to December 31, 1996 a loan in the amount of $705 thousand to a director of Regent became delinquent.

         At December 31, 1996 and December 31, 1995, IPF receivables were $2.6 million and $16.8 million, respectively. The IPF loans have repayments terms of nine months and are secured by the unearned premium balance on the individual automobile insurance policies. The IPF loans were serviced for the Bank by the Servicer under a Servicing Agreement through September 1, 1996. The Servicing Agreement provided, among other things, that the Servicer was to solicit IPF loans, including the collection of repayments from borrowers and of unearned premium balances from insurers on canceled insurance policies. Under the Servicing Agreement, the Bank received all collections and paid the Servicer a fee equal to a specified initial per loan charge plus one-half of pre-tax profits, as defined in the Servicing Agreement, from the IPF loan Portfolio. For the years ended December 31, 1996 and 1995, the Bank recorded interest and fee income from the IPF loan portfolio of $3.3 million and $3.6 million, respectively, and paid the Servicer fees of approximately $150 thousand and $1.3 million, respectively.

         During the preparation of Regent's consolidated financial statements for the year ended December 31, 1995, management of the Bank became aware of several matters which led to the belief that the Servicer may have reported interest and fee income from IPF loans in default and may not have canceled insurance policies securing defaulted loans or collected insurance premium balances on such policies on a timely basis. As a result, management began the process of estimating the ultimate expected loss that existed as of December 31, 1995, which amount was material to Regent's consolidated financial statements.

         In order to assess the risk of loss on the IPF loan balance at December 31, 1995 and the amount thereof, the Bank identified delinquent IPF loans based upon the payment history of the IPF loan portfolio during 1995 and through May 23, 1996.

         During the period January 1, 1996 to May 23, 1996, the Bank applied all cash receipts from delinquent IPF borrowers to the principal balances of such delinquent loans as of December 31, 1995, and the Bank applied the proceeds of the unearned premiums received from insurance companies except for those applicable to accrued fees to the principal balances of delinquent IPF loans as of December 31, 1995, thereby reducing the Bank's possible loss exposure on the December 31, 1995 IPF loan balance to approximately $4.5 million. The $4.5 million loss exposure was recorded as part of the Bank's allowance for loan losses and no IPF loans were charged-off at December 31, 1995.

         The Bank determined that it has no loss exposure on IPF receivables at December 31, 1996 based on the year-end carrying value of $2.6 million and the subsequent, aggregate cash collection of more than $3 million in the first two months of 1997. In the second, third and fourth quarters of 1996, net IPF loan balances of $7.5 million that were past due 120 days or more were charged-off. The Bank discontinued its IPF loan business in September 1996. Since then, extensive collection efforts and the establishment of management and operational control of the servicing operations by Bank personnel have reduced the IPF receivables to the indicated level at December 31, 1996. An analysis of subsequent cash collections through mid-March 1997 has confirmed management's determination that no IPF loss exposure existed at year-end 1996. Therefore, all of the December 31, 1996 allowance for loan losses is allocated to the non-IPF portion of the Bank's loan portfolio.

         During late 1994, two of the mortgage banking companies which Regent has used to fund individual residential mortgages experienced financial difficulties and subsequently filed for bankruptcy protection. At or about the same time, the Bank learned that irregularities occurred in the origination process at the mortgage banking companies which negatively impacted the underlying real estate collateral of certain loans that had been funded. As a result of these conditions, the Bank recorded charges totaling $1.1 million on a pre-tax basis ($1.08 per common share) in the fourth quarter of 1994, which includes an additional provision for loan losses of $825 thousand.

         A summary of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 follows:

                                                   1996             1995             1994
                                               ------------      -----------      -----------
Balance, beginning of year                     $  6,500,882      $ 1,713,372      $ 1,321,225
Provision charged to operating income             5,092,156        4,905,000          860,000
Loans charged off                               (10,015,476)        (128,719)        (552,143)
Recoveries of loans previously charged off        1,482,211           11,229           84,290
                                               ------------      -----------      -----------

Balance, end of year                           $  3,059,773      $ 6,500,882      $ 1,713,372
                                               ============      ===========      ===========

6. Premises and Equipment

         A summary of premises and equipment as of December 31, 1996 and 1995 follows:

                                               Estimated
                                              Useful Lives          1996              1995
                                              ------------       ----------        ----------
      Furniture and fixtures                   3-7  years        $1,044,690        $  855,188
      Leasehold improvements                   5-20 years           686,336           597,146
                                                                 ----------        ----------
                                                                  1,731,026         1,452,334
      Less:  Accumulated depreciation                            (1,035,152)         (747,847)
                                                                 -----------       ----------

      Premises and equipment, net                                $  695,874        $  704,487
                                                                 ==========        ==========


7. Certificates of Deposit

         At December 31, 1996, 1995, and 1994, certificates of deposit outstanding with a face value greater than or equal to approximately $100 thousand totalled approximately $11.9 million, $12.4 million thousand and $7.6 million, respectively. Interest expense for the years then ended relating to those certificates was approximately $426 thousand, $467 thousand and $144 thousand, respectively.

         At December 31, 1996, the scheduled maturities of certificates of deposit were as follows:

                         1997                        $ 81,112
                         1998                          11,917
                         1999                           4,040
                         2000                          21,245
                         2001 and thereafter            1,413
                                                     --------

                                                     $119,727
                                                     ========


8. Advances from Federal Home Loan Bank of Pittsburgh

         A summary of the advances from the FHLB at December 31, 1996 and 1995 follows:

                                                  December 31, 1996
                                        ----------------------------------
                                        Interest
                                         Amount        Maturity       Rate
                                        --------       --------       ----
      Long-term                         $202,621       06/07/10       6.70%
                                        --------
      Total advances                    $202,621
                                        ========

                                                  December 31, 1995
                                     -------------------------------------
                                       Interest
                                        Amount         Maturity       Rate
                                       --------        --------       ----
      Short-term                     $20,500,000       11/01/96       6.05%
                                       2,943,822       08/12/96       6.16
                                       5,000,000       01/08/96       5.93
                                       5,000,000       01/23/96       5.93
                                     -----------
      Total short-term                33,443,822
                                     -----------
      Long-term                        5,000,000       12/20/00       6.02
                                       3,000,000       12/20/01       6.17
                                       2,000,000       12/20/02       6.22
                                         211,480       06/07/10       6.70
                                     -----------
      Total long-term                 10,211,480
                                     -----------
      Total advances                 $43,655,302
                                     ===========

         Advances from the FHLB are collateralized by mortgage-backed securities at an amount not exceeding 85% to 90% of the fair market value of these securities.

9. Subordinated Debentures

         Subordinated debentures consist of 7-3/4% notes due September 30, 1998. These notes are subordinated to rights of any senior debt consisting of certain obligations to banks and other financial institutions which may be incurred. Also see Note 3 discussing restrictions on interest payments.

10. Income Taxes

         The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 is comprised as follows:

                                 1996                1995               1994
                              -----------          ---------          ---------

Current                       $(1,569,700)         $ 481,100          $ 484,900
Deferred                        1,219,700           (944,600)          (225,800)
                              -----------          ---------          ---------

                              $  (350,000)         $(463,500)         $ 259,100
                              ===========          =========          =========

         The effective tax rates are reconciled to the statutory federal rates for the years ended December 31, 1996, 1995 and 1994 as follows:

                                                   1996        1995        1994
                                                   ----        ----        ----
Federal statutory rate                            (34.0)%     (34.0)%      34.0%
Merger expenses                                    (2.6)        3.0          --
Increase in valuation allowance
  for deferred tax assets                          23.7        18.1          --
Other                                               1.4          --          --
                                                   ----        ----        ----

Effective tax rate                                (11.5)%     (12.9)%      34.0%
                                                   ====        ====        ====

         Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of significant temporary differences is as follows:

                                                      1996               1995
                                                   ----------         ----------
Allowance for loan losses                          $1,154,404         $2,180,300
Net operating loss carryover                          579,959               --
Accumulated depreciation                                  737             36,700
Unrealized loss on investment
  securities available for sale                       230,584             76,500
Other                                                  73,580             73,100
                                                   ----------         ----------

Total gross assets                                  2,039,264          2,366,600
                                                   ----------         ----------

Deferred loan costs                                    86,580             70,400
                                                   ----------         ----------

Total gross liabilities                                86,580             70,400
                                                   ----------         ----------

Net deferred tax asset                              1,952,684          2,296,200

Valuation allowance                                 1,602,684            650,000
                                                   ----------         ----------

                                                   $  350,000         $1,646,200
                                                   ==========         ==========

         The deferred tax asset is included in other assets on the consolidated balance sheets. Regent has increased the valuation allowance to reduce the net deferred tax asset to an amount expected to be realized based upon future taxable income. The net operating loss carryforwards of approximately $1.7 million, if unused, would expire in 2011.

11. Commitments and Contingencies

         Lease Commitments

         Approximate future minimum lease payments under non-cancellable operating leases as of December 31, 1996 are as follows:

      1997                                                          $190,000
      1998                                                           210,000
      1999 (expiring May 31)                                          87,000
                                                                    --------

      Total minimum payments required                               $487,000
                                                                    ========

         Regent incurred rent expense of approximately $174 thousand for each of the years ended December 31, 1994 to 1996. The leases provide for two 5-year renewal options at their current market rental rates. The leases for the 1430 and 1428 Walnut Street premises include a right of refusal to purchase the premises. The leases also require Regent to pay its pro rata share of all operating expenses such as maintenance, insurance, taxes, etc.

         Legal Proceedings

         Regent is subject to various legal actions and proceedings. In January 1997, the Bank settled litigation involving the 1994 bankruptcy of a mortgage banking company for which the Bank funded individual residential mortgages, and because of which the Bank charged-off various mortgage loans in 1995. The Bank will recover $320 thousand. This settlement awaits court approval. It is possible that claims may be made against the Bank as the result of transactions with the debtor. Management considers the possibility of such claims to be remote and, if made, without merit.

         Regent has instituted two lawsuits to recover damages caused to Regent by individuals and entities which engaged in IPF business with Regent as follows:

         On December 24, 1996, Regent filed a complaint in the United States District Court for the Eastern District of Pennsylvania, Regent National Bank v. K-C Insurance Premium Finance Co., Inc., et al., Civil Action No. 96-CV-8615, in which it asserted claims against K-C, its principals, Chanin and Cesaro, Chanin's wife, Myra Chanin, and Cesaro's wife, Kimberly Cesaro. The complaint alleges that K-C, Chanin and Cesaro submitted numerous reports to Regent containing false information in order to obtain funds from Regent unlawfully, as well as to induce Regent to devote resources to the IPF portfolio. The complaint also alleges that K-C, Chanin and Cesaro entered into the Servicing Agreement with Regent to provide a variety of services in connection with Regent's IPF business and that K-C, Chanin and Cesaro engaged in numerous violations of the Servicing Agreement. The complaint alleges that K-C, Chanin and Cesaro participated, directly and indirectly, in a pattern of racketeering through multiple acts of bank fraud which constituted violations of RICO. The complaint alleges that K-C, Chanin and Cesaro submitted false and fraudulent computer records and financial statements which grossly overstated the profits generated by the IPF business and substantially understated the losses of such business.

         The complaint also alleges that, on or about April 12, 1996, Regent entered into the Loan Agreement with K-C, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro pursuant to which K-C, Chanin and Myra Chanin became obligated to Regent in the amount of $18 million and Cesaro and Kimberly Cesaro became obligated to Regent in the amount of $180 thousand. The complaint further alleges that the parties to the Loan Agreement have failed to repay Regent the sums due thereunder.

         Regent is seeking damages in this action for $1.8 million under the Loan Agreement and for damages in excess of $1 million as a result of harm caused to Regent under the various other counts in this action.

         On January 30, 1997, K-C, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro instituted an action against Regent in the Court of Common Pleas of Philadelphia County, Number 2749. The Complaint consists of three counts: (1) that Regent owes K-C 50% of the profits from the IPF business, as defined in the Servicing Agreement; (2) a request for a declaratory judgment that the Loan Agreement is not an enforceable contract because of mutual mistake or fraudulent misrepresentations by Regent, alteration of the Note, duress, failure of consideration or material breach of the Loan Agreement and (3) that Cesaro is owed wages by Regent for an undefined portion of 1996. For the breach of the Servicing Agreement, K-C is demanding amounts in excess of $100 thousand. No specific amount is demanded for the unpaid wages.

         On February 18, 1997, Regent filed preliminary objections to this complaint with the Court of Common Pleas of Philadelphia County. The preliminary objections request the Court of Common Pleas to dismiss the action since it relates to the same facts and causes of action which are dealt with in the complaint previously filed by Regent in the United States District Court for the Eastern District of Pennsylvania. As of March 27, 1997, the Court of Common Pleas had not ruled on Regent's preliminary objections.

         There are various motions pending in the action in the United States District Court for the Eastern District of Pennsylvania relating to the request by K-C for expedited discovery on Regent's RICO claim. Those motions are pending and undecided.

         On November 27, 1996, Regent filed a complaint against DCAP, an independent retail insurance broker which engaged in IPF business with Regent and which was recruited to do business with Regent by K-C, and an affiliate of DCAP, for breach of contract in the United States District Court for the Eastern District of Pennsylvania, Regent National Bank v. Dealers Choice Automotive Planning, Inc. and Payments, Inc., Civil Action No. 96-CV-7930. The complaint alleges that DCAP and its affiliates entered into a letter of understanding with Regent under which DCAP and its affiliates agreed that the financing of all IPF contracts with Regent would be with recourse. The complaint seeks damages for losses suffered by Regent as a result of funding IPF agreements placed through DCAP. In the action, Regent seeks damages in excess of $100 thousand.

         The defendants have answered this complaint and have asserted that they were misled by certain officers and directors of Regent by fraudulent misrepresentations concerning the recourse provisions of the letter of understanding. The answer also asserts that Regent owes money to the defendants for failure to give 30 days written notice of the termination of the letter of understanding. The answer claims punitive damages in the amount of $500 thousand for the alleged misrepresentation and an amount of not less than $40 thousand for the alleged termination without giving sufficient written notice. This matter is in the initial phases of discovery.

         Regent and the Bank are subject to various other legal actions and proceedings. In the opinion of management, after discussions with legal counsel, the resolution of these matters is not expected to have a material adverse effect on Regent's consolidated financial position or its consolidated results of operations.

         Employment Agreements

         Regent has entered into employment agreements with two of its executive officers. Such agreements provide for, among other things, base compensation, and one of the agreements has a change-of-control provision. Annual compensation under these agreements is $220 thousand from 1997 through 1999.

12. Significant Group Concentrations of Risk

         Approximately 49% and 37% of the total loans outstanding at December 31, 1996 and 1995, respectively, are real estate loans, and the collateral is primarily located in the various counties surrounding Philadelphia. Regent is able to decrease its credit exposure by an amount equal to the appraised value of the collateral.

13. Related Parties

         Regent incurred professional fees of approximately $866 thousand, $1,272 thousand and $560 thousand in 1996, 1995 and 1994, respectively. Included in these amounts were approximately $87 thousand, $187 thousand and $270 thousand in 1996, 1995 and 1994, respectively, of fees paid to law firms that have partners who are members of the Board of Directors of Regent or the Bank.

         Regent paid insurance premiums of approximately $114 thousand, $90 thousand and $79 thousand during 1996, 1995 and 1994, respectively, to an insurance brokerage agency whose president is also a member of the Board of Directors of Regent.

         Regent paid consulting fees of approximately $78 thousand, $87 thousand and $81 thousand during 1996, 1995 and 1994, respectively, to a bank consulting firm whose president is also a member of the Board of Directors of Regent.

         In 1994, the Bank entered into an agreement with a company owned by an advisory director to provide processing, servicing, marketing and consulting services to the Bank in connection with the

Bank's automobile premium finance lending program. The Bank incurred expenses of $1.3 million in 1995 and $62 thousand in 1994 related to this agreement.

14. Financial Instruments with Off-Balance-Sheet Risk

         Regent is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheets.

         Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

         Regent had outstanding commitments to originate variable and fixed rate loans aggregating approximately $7.6 million and $4 million at December 31, 1996 and 1995, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Regent evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Regent upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

         Commitments under outstanding standby letters of credit were $150 thousand and $305 thousand at December 31, 1996 and 1995, respectively. Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the non-performance of an obligation of service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate.

         Commitments under lines of credit exist as the borrower has not used the full amount of the approved line of credit. Collateral for most commitments under commercial lines of credit varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Amounts available for use under existing lines of credit were $10.2 million and $18 million at December 31, 1996 and 1995, respectively.

15. Shareholders' Equity

         In September 1996, four directors of Regent purchased an aggregate of 148,148 of Common Stock of Regent for a purchase price of $6.75 per share, or an aggregate price of $1 million.

         In June 1995, July 1994 and July 1993, Regent issued 51,452, 51,912 and 52,967 shares, respectively, of Series E Convertible Preferred Stock, and in May 1992, 1991 and 1990, Regent issued 52,996 shares of Series D Convertible Preferred Stock, 52,996 shares of Series C Convertible Preferred Stock and 52,998 shares of Series B Convertible Preferred Stock, representing a 10% stock dividend to holders of Series A Convertible Preferred Stock. The fair market value of the 51,452, 51,912 and 52,967 shares issued of Series E Convertible Preferred Stock of approximately $309 thousand, $396 thousand and $430 thousand, respectively, the 52,996 shares issued of Series D Convertible Preferred Stock of approximately $358 thousand, the 52,996 shares issued of Series C Convertible Preferred Stock of approximately $265 thousand and the 52,998 shares of Series B Convertible Preferred Stock of approximately $490 thousand has been charged to retained earnings. Each share of Series B, C and D Convertible Preferred Stock is convertible into 1.177 shares of common stock, and each share of Series E stock is convertible into one share of common stock.

         The Series B through Series D Convertible Preferred Stock and the Series E Convertible Preferred Stock are redeemable in whole or in part at the option of Regent, at a price of $8.50 and $10.00 per share, respectively, plus declared but unpaid dividends.

         In connection with outstanding convertible preferred stock, approximately 550 thousand shares have been reserved for issuance upon conversion.

         In June 1989, Regent sold 530,000 shares of Series A Convertible Preferred Stock. The preferred stock is convertible, at the option of the holder, into Regent Common Stock on a share-for-share basis. The Series A Convertible Preferred Stock is redeemable at Regent's option at $10 per share plus declared but unpaid dividends. Holders of the Regent Series A Preferred Stock are entitled to receive a $10 per share liquidation preference before any payment is made to common stockholders.

         Also, prior to and in connection with Regent's 1989 public offering, Regent issued warrants that were exercisable for the purchase of an aggregate of 50,022 and 147,124 shares of Regent Common Stock at an exercise price of $8.50 and $10.20 per share, respectively, at December 31, 1995, and issued options to organizers of 274,241 and 264,825, at $8.50 per share, in December 1995 and 1994. The warrants and options expired on November 30, 1996.

         Regent established the 1989 Stock Option Plan which provided for the granting of 211,860 incentive and nonqualified stock options to certain officers, directors, founders and key employees. At December 31, 1995 and 1994, options for 171,362 and 151,539 shares, respectively, were outstanding at $8.50 per share. No options were granted, exercised or terminated during 1995 or 1994. During 1996, no options were granted or exercised. At December 31, 1996, all options under this plan had expired.

16. Fair Value of Financial Instruments

         FAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For Regent, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Regent's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, Regent had to use significant estimations and present value calculations to prepare this disclosure.

         Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives risk to a high degree of subjectivity in estimating financial instrument fair values.

         Estimated fair values have been determined by Regent using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used for the estimated fair values are outlined below.

         Cash and Cash Equivalents

         The carrying amounts for cash and cash equivalents investments approximate the fair values of those assets.

         Mortgage-Backed and Investment Securities

         Fair values are based on quoted market prices, if available. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

         Loans

         For floating rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair values for fixed rate commercial real estate, and commercial and industrial loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar terms and credit quality

         Mortgage Loans Held for Sale

         Due to their short-term nature, the carrying amount of mortgage loans held for sale approximates fair value.

         Deposit Liabilities

         The fair value of demand deposits, NOW and savings accounts, and money market deposits is the amount payable on demand at the reporting date. Fair values for fixed rate certificates of deposit are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

         Advances from FHLB

         The carrying amount of short-term advances approximates their fair values. Rates currently available for advances with similar terms and remaining maturities are used to estimate the fair value of long-term advances.

         Subordinated Debentures

         Rates currently available to Regent for debt with similar terms and remaining maturities are used to estimate fair value.

         Off-Balance-Sheet Instruments

         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, excluding those committed for sale to the secondary market, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. It is management's belief that the fair value estimate of commitments to extend credit approximates carrying value at December 31, 1996 and 1995, because most mature within one year, do not present any unanticipated credit concerns and bear market interest rates.

         The estimated fair value of Regent's financial instruments at December 31, 1996 and 1995 follows:

                                                                     1996                          1995
                                                             --------------------          --------------------
                                                             Carrying       Fair           Carrying       Fair
                                                              amount        value           amount        value
                                                             --------       -----          --------       -----
                                                                           (Dollars in thousands)
      Financial assets:
         Cash and overnight investments                      $  9,493      $  9,493        $  7,166     $  7,166
         Investment securities available for sale              30,470        30,470          47,478       47,478
         Mortgage-backed securities held to maturity           75,083        73,250          91,244       89,895
         Loans, net                                            82,009        81,975          99,409       98,450
         Mortgage loans held for sale                              --            --          12,874       13,271

      Financial liabilities:
         Deposits                                             185,126       186,338         196,132      198,196
         Advances from FHLB                                       203           203          43,655       43,709
         Subordinated debentures                                2,750         2,750           2,750        2,895



17. Regent Bancshares Corp. (Parent Company Only) Financial Information

Condensed Balance Sheets

                                                             December 31,
                                                     ---------------------------
                                                         1996           1995
                                                     -----------     -----------
ASSETS
Cash                                                 $       100     $       100
Other investment securities                               51,082         247,381
Other assets                                              11,350          72,931
Investment in subsidiary                              10,873,903      12,836,662
                                                     -----------     -----------

   Total assets                                      $10,936,435     $13,157,074
                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                    $    53,719     $    53,718
Subordinated debentures                                2,750,000       2,750,000
Shareholders' equity                                   8,132,716      10,353,356
                                                     -----------     -----------

   Total liabilities and shareholders' equity        $10,936,435     $13,157,074
                                                     ===========     ===========

Condensed Statements of Operations

                                                              Year ended December 31,
                                                  ---------------------------------------------
                                                      1996              1995             1994
                                                  -----------       -----------       ---------
Dividend from subsidiary                          $      --         $   250,000       $ 250,000
Interest income                                         9,214             7,360           4,312
                                                  -----------       -----------       ---------

   Total income                                         9,214           257,360         254,312
                                                  -----------       -----------       ---------

Expenses:
   Interest                                           220,191           219,606         217,612
   Other                                               46,903            75,501          43,363
                                                  -----------       -----------       ---------

       Total expenses                                 267,094           295,107         260,975
                                                  -----------       -----------       ---------

Pretax loss                                          (257,880)          (37,747)         (6,663)

Income tax benefit                                       --             (97,800)        (87,300)
                                                  -----------       -----------       ---------

Income (loss) before equity in undistributed
  net income (loss) of subsidiary                    (257,880)           60,053          80,637

Equity in undistributed net income (loss)
   of subsidiary                                   (2,438,104)       (3,186,650)        422,188
                                                  -----------       -----------       ---------

Net income (loss)                                 $(2,695,984)      $(3,126,597)      $ 502,825
                                                  ===========       ===========       =========


Condensed Statements of Cash Flows
                                                                               Year ended December 31,
                                                                   -----------------------------------------
                                                                       1996            1995          1994
                                                                   ------------    ------------     --------
Cash flows from operating activities:
   Net income (loss)                                               $(2,695,984)    $(3,126,597)     $502,825
   Adjustments to reconcile net income (loss) to net
          cash (used in) provided by operating activities:
       Decrease (increase) in other assets                              61,581          53,181       (80,819)
       Equity in undistributed net income (loss) of subsidiary       2,438,104       3,186,650      (422,188)
       Increase in other liabilities                                      --              --          26,883
                                                                   -----------     -----------      --------
          Net cash (used in) provided by operating activities         (196,299)        113,234        26,701
                                                                   -----------     -----------      --------

Cash flows from investing activities:
   Decrease (increase) in investment securities                        196,299        (113,234)      (26,701)
   Increase in investment in subsidiary                                   --              --        (200,000)
                                                                   -----------     -----------      --------

          Net cash provided by (used in) investing activities          196,299        (113,234)     (226,701)
                                                                   -----------     -----------      --------

Cash flows from financing activities:
   Issuance of subordinated debentures                                    --              --         200,000
                                                                   -----------     -----------      --------

          Net cash provided by financing activities                       --              --         200,000
                                                                   -----------     -----------      --------

Net change in cash                                                        --              --            --

Cash, beginning of year                                                    100             100           100
                                                                   -----------     -----------      --------

Cash, end of year                                                  $       100     $       100      $    100
                                                                   ===========     ===========      ========


18.   Subsequent Events

         On August 30, 1995, with the approval of the Board of Directors, Regent and the Bank entered into an Agreement and Plan of Merger (the Agreement) with Carnegie and its wholly-owned subsidiary, CBNA which provided that Regent would be merged with and into Carnegie, and CBNA would be merged with and into the Bank.

         On January 14, 1997, Regent and the Bank executed an agreement (the "Termination Agreement") with Carnegie and CBNA, terminating the Agreement. Regent requested execution of the Termination Agreement because Regent's Board of Directors believed it to be in the best interests of Regent's shareholders if Regent remains independent. Pursuant to the Termination Agreement, Carnegie was reimbursed for $722 thousand of merger-related expenses Carnegie had incurred, and, in connection therewith, the Bank sold to Carnegie, with appropriate premium, $6.4 million of loan participations and servicing rights to such loans. Loan participations of $27.8 million were previously sold by the Bank to Carnegie.

         On March 31, 1997, Regent sold 16,364 shares of Series A Convertible Preferred Stock for $6.50 per share to two accredited investors, one of whom is an officer at the Bank and the other of whom serves as legal counsel to the Bank. Regent used the proceeds from this sale to pay the interest on its subordinated debentures due March 31, 1997.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Pursuant to the Regulatory Agreement, the Bank retained a forensic accounting firm to investigate, among other aspects of the IPF business relationship, whether there is any basis upon which it or Regent should assert a claim against Arthur Andersen LLP ("Arthur Andersen") in connection with services rendered by Arthur Andersen to Regent and the Bank in 1994, 1995 and 1996. Thereafter, Arthur Andersen indicated to Regent that the existence of the investigation raised an issue as to the independence of Arthur Andersen in the conduct of Arthur Andersen's examination of Regent's financial statements for future periods unless Regent and the Bank waived any such claim. Because of Regent's concern that Arthur Andersen might resign, Regent's management, with the concurrence of Regent's Audit Committee, began to interview public accounting firms that could serve as Regent's certifying accountant in the event Arthur Andersen were to resign.

         On December 17, 1996, Regent notified Arthur Andersen that Regent and the Bank did not have sufficient information on which to base a decision on whether or not to waive any claim against Arthur Andersen and thereby eliminate any issues as to the independence of Arthur Andersen. On December 31, 1996, Arthur Andersen submitted its resignation as Regent's independent public accountants, and the resignation of Arthur Andersen was accepted by Regent's Audit Committee effective as of such date.

         Arthur Andersen's reports on the financial statements of Regent for the fiscal years ended December 31, 1994 and December 31, 1995 contained no adverse opinions or disclaimers of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen's report dated March 22, 1995 on the consolidated financial statements of Regent for the fiscal year ended December 31, 1994 was qualified as to an uncertainty related to a dispute that arose in bankruptcy proceedings of a mortgage banking company which Regent had engaged in business transactions. This uncertainty was resolved during 1995 and, as a result, Arthur Andersen's report dated May 23, 1996 on Regent's consolidated financial statements for the year ended December 31, 1995 did not include a reference to this matter. Also, Arthur Andersen's report dated May 23, 1996 on Regent's consolidated financial statements for the year ended December 31, 1995 contained the following "emphasis-of-the-matter" paragraph:

         "As discussed in Note 2, the Bank recognized a loss from operations for the year ended December 31, 1995 primarily as a result of a substantial increase in the provision for loan losses associated with its insurance premium finance loan portfolio. As a result, the Bank did not meet the Tier 1 leveraged capital requirement established by the Office of the Comptroller of the Currency (OCC) for the Bank under the OCC's discretionary authority. Additionally, on a consolidated basis, the parent company's Tier 1 leveraged capital ratio amounts to 4% which equals the minimum legal requirement. Failure to meet minimum capital requirements can result in the regulators initiating certain actions that, if undertaken, could have a direct material effect on the Bank's financial statements.

Such actions are presently uncertain, and, accordingly, no adjustments have been made in the accompanying financial statements."

         During the fiscal years ended December 31, 1994 and December 31, 1995, and the subsequent interim periods preceding Arthur Andersen's resignation, Arthur Andersen advised Regent of the following matters:

                  (i) In connection with the audit of Regent's consolidated financial statements for the year ended December 31, 1995, Arthur Andersen advised Regent that certain accounting controls were not adequate with respect to Regent's IPF loan portfolio. As a result, Arthur Andersen advised Regent of the need for Arthur Andersen to significantly expand the scope of its audit procedures related to the IPF loan portfolio. Arthur Andersen concluded, as a result of its audit, that Regent's reserve for possible loan losses was not adequate and proposed an adjustment to increase the reserve at December 31, 1995. Management of Regent disagreed with Arthur Andersen's proposed reserve increase. Arthur Andersen informed Regent that failure to resolve this issue would cause it to modify its opinion on Regent's consolidated financial statements as of December 31, 1995; however, this was not necessary as management agreed to increase the reserve for possible loan losses related to the IPF loan portfolio.

                  The Audit Committee of Regent's Board of Directors discussed this matter with Arthur Andersen and Regent authorized Arthur Andersen to respond fully to the inquiries of the successor accountant concerning this matter.

                  (ii) Arthur Andersen has advised Regent that it has come to Arthur Andersen's attention as a result of discussions with Regent's management and internal audit personnel that Regent's financial statements for the third quarter of 1996, included in Regent's Form 10-Q Report filed on November 14, 1996, reflect a significant adjustment representing management's estimate of erroneous charge-offs of seriously delinquent IPF loans due to mispostings of return premium checks by the IPF loan Servicer on similar delinquent IPF accounts, thereby creating credit balances of $1,244,000 in the aggregate on all charged-off IPF accounts. Since September 30, 1996, Regent had no unprocessed claims for the return of these credit balances. To the extent Regent receives valid claims for refunds of these credit balances, Regent will make appropriate refunds thereof. At the time of Andersen's resignation, Andersen had not completed its analysis of this adjustment, and had not reached any conclusion as to the appropriateness of this adjustment. However, the amount of such adjustment is material to the third quarter 1996 financial statements and Regent's compliance with certain minimum capital requirements as of September 30, 1996 and the determination of the Bank's compliance with the Tier 1 leveraged capital requirement established by the OCC for the Bank as of October 31, 1996, and agreed to by the Bank's Board of Directors.

         Effective December 31, 1996, Regent, with the approval of Regent's Audit Committee, retained the firm of Grant Thornton LLP to serve as Regent's certifying accountant.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors and Executive Officers

         The executive officers of Regent, each of whom serves at the discretion of the Board of Directors except as noted below, and the directors of Regent are as follows:



     Name              Age                  Position with Regent
     ----              ---                  --------------------

David W. Ring           81        Chairman of the Board and a Director
                                  since 1986; Chief Executive Officer
                                  since September 1996

Harvey Porter           65        Chief Executive Officer from 1986
                                  until September 1996; President
                                  and a Director since 1986

John J. Lyons           57        President, Chief Executive Officer and a
                                  Director of the Bank since September 1996

Abraham L. Bettinger    61        Vice Chairman of the Board and a
                                  Director since 1986

Barbara H. Teaford      49        Executive Vice President and a Director
                                  since 1986; Secretary since March 1990

Leonard S. Dwares       62        Assistant Treasurer and a Director since 1986

O. Francis Biondi       64        Director since 1986

Lance T. Funston        54        Director since 1986

Edward Parnes, Ph.D.    75        Director since 1986

Robert J. Reichlin      71        Director since 1986

Joel E. Hyman           48        Executive Vice President, Chief  Financial
                                  Officer and Treasurer since January 1997

Harry D. Zutz           79        Director since 1989


         The following is a brief listing of the principal occupation, and certain other affiliations of each executive officer and director of Regent.

         Mr. Ring is presently, and has been since December 1986, the Chairman of the Board and a director of Regent and the Bank. From September 1996, Mr. Ring has also served as Chief Executive Officer of Regent. He has also been the Chairman of the Board of the Bank since its inception. He was formerly a consultant to, and a director of, Larami Corporation, a toy manufacturer, a director and a control shareholder of the First National Bank of Wilmington and a director of Integrity Holding Co., its one-bank holding company. Mr. Ring was a director of the Port Corporation of Philadelphia and was formerly a director and Corporate Vice President of Tasty Baking Co.

         Mr. Porter served as Chief Executive Officer of Regent and the Bank from 1986 to September 1996 when he resigned from these positions for health reasons. Mr. Porter continues to serve as President of Regent, a position be has held since 1986. Mr. Porter has been a director of Regent and the Bank since 1986.

         Mr. Lyons is a professional banking consultant and has served as President, Chief Executive Officer and a director of the Bank on an interim basis since September 1996. Mr. Lyons was the former President, Chief Executive Officer and a director of Monarch Savings Bank and Jupiter Tequesta National Bank.

         Mr. Bettinger has been a director of Regent and the Bank since 1986, and has served as Vice Chairman of the Board of Directors of Regent and the Bank since 1986. Mr. Bettinger is the President of Bettinger & Leech, Inc., a bank consulting firm, and Chairman of Bettinger & Leech Financial Corp. Bettinger & Leech, Inc. has acted as a consultant to the Bank from the commencement of operations in June 1989 through February 28, 1997. Regent paid consulting fees of $68 thousand to Bettinger & Leech, Inc. during 1996 and reimbursed expenses of $11 thousand. After February 28, 1997, Mr. Bettinger will no longer provide consulting services to the Bank. From 1973 to 1981, Mr. Bettinger was a Senior Vice President of Keefe, Bruyette & Woods, Inc., a bank consulting and investment banking firm, where he headed the firm's bank consulting activities. Mr. Bettinger was formerly a Vice President of Manufacturers Hanover Trust Company.

         Mrs. Teaford has been the Executive Vice President and a director of Regent since 1986. She has also been the Executive Vice President and a director of the Bank since its inception, and the Secretary of Regent since 1990. From 1985 through 1987, Mrs. Teaford was Vice President and manager of the Southern Asset Based Lending District of The Philadelphia National Bank. From 1984 to 1985, she was a Vice President in the Regional Corporate Banking Division and from 1981 to 1984, she was a Commercial Officer and Assistant Vice President in the Large Corporate Banking Division, both with The Philadelphia National Bank. From 1982 to 1986, she was a director and Secretary of the Board of Directors of the Central National Bank of Greencastle, Indiana. Mrs. Teaford is a member of the Board of Directors of a number of charitable and civic organizations, including the Pennsylvania Horticultural Society and the Settlement Music School.

         On January 21, 1997 Mr. Hyman became the Executive Vice President, Treasurer and Chief Financial Officer of the Bank and Regent. From 1993 to 1996, Mr. Hyman served as Executive Vice President, Chief Financial Officer and Treasurer of Farmers & Mechanics Bank located in Middletown, Connecticut until that bank was acquired by Citizens Financial Group. From 1990 to 1993, Mr. Hyman served as Senior Vice President, Chief Financial Officer and Treasurer of Tolland Bank in Vernon, Connecticut. Prior to that, he served in various officer-level capacities in the Financial Division of Connecticut Bank & Trust Co., Hartford, Connecticut from 1977 to 1990.

         Mr. Dwares is presently the Assistant Treasurer and a Director of Regent. He has been a Director since 1986 and the Assistant Treasurer since 1990. Prior to becoming the Assistant Treasurer, he acted as the Treasurer of Regent from 1986 to 1990. Mr. Dwares is currently President and principal shareholder of Leonard S. Dwares & Co., P.A., certified public accountants. Mr. Dwares was formerly a director of The First National Bank of Wilmington and a member of its audit committee. He is a Chartered Financial Consultant.

         Mr. Biondi has been a director of Regent since its inception. He has been a senior partner with the law firm of Morris, Nichols, Arsht & Tunnell of Wilmington, Delaware for more than five years, which firm was paid $87 thousand by Regent for professional services during 1996. From 1974 to 1983, he was a director and a control shareholder of The First National Bank of Wilmington and Integrity Holding Co., its one-bank holding company. Mr. Biondi is a former member of the State of Delaware Council on Banking, former President of the Delaware Bar Association and former City Solicitor of Wilmington, Delaware.

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

         Mr. Zutz is Chairman of the Board of Harry David Zutz Insurance, Inc. and Professional Liability Insurance, Inc., regional insurance agencies with offices in Wilmington, Delaware and London, England. Harry David Zutz Insurance, Inc., acting as insurance agent, has obtained various types of insurance for Regent since its inception in June 1989. Regent paid insurance premiums of approximately $114 thousand to Harry David Zutz Insurance, Inc. during 1996. Mr. Zutz is a member of Lloyds of London and a former director of the Bank of Delaware. He is also involved with various real estate interests.

Audit and Compensation Committees

         Leonard S. Dwares, a director of Regent and the Bank, and Nelson L. Mishkin, a director of the Bank, serve as the Audit Committee and the Compensation Committee of the Board of Directors of the Bank. Regent is solely a holding company and has no business activities other than those conducted by the Bank. Officers of Regent are not, in such capacities, separately compensated by Regent, except for Mr. Ring who receives an annual salary of $35 thousand for serving as Chairman of Regent. The Audit Committee acts as a liaison between the Bank's internal accounting staff and its independent accountants and reports to the Board of Directors of the Bank with respect to financial reporting, financial practices and the adequacy of internal controls. The Compensation Committee considers and makes recommendations to the Board of the Bank with respect to appropriate levels of compensation for the officers and other executives of the Bank. Regent has no nominating committee. Messrs. Dwares and Mishkin, along with John J. Lyons, constitute the Compliance Committee of the Bank appointed pursuant to the Regulatory Agreement.

Section 16(a) Reporting Delinquencies

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of a corporation, such as Regent, which has a class of equity securities registered under Section 12 of the Exchange Act, as well as persons who own more than 10% of a class of equity securities of such a corporation, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation, the Securities and Exchange Commission (the "SEC") and Nasdaq. Based upon written representations received by Regent from its officers and directors, and Regent's review of the monthly statements of ownership changes filed with Regent by its officers and directors during 1996, Regent believes that all such filings required during 1996 were made on a timely basis.


Item 11.   Executive Compensation.

Executive Compensation

         The following table sets forth the compensation for the years ended December 31, 1996, 1995 and 1994 of the chief executive officer and of each other executive officer of Regent and the Bank whose salary in 1996 exceeded $100 thousand. No bonuses were paid to executive officers during 1996.

                                                Summary Compensation Table
                                                --------------------------
                                                         Annual
                                                      Compensation
Name and Principal Position                     Year                Salary($)
---------------------------                     ----                ---------

Harvey Porter, President and                    1996                 159,872
Chief Executive Officer of Regent               1995                 175,672
and the Bank (1)                                1994                 164,479

David W. Ring, Chief Executive Officer          1996                  11,250
of Regent (2)

John J. Lyons, President and Chief              1996                  51,923
Executive Officer of the Bank (3)

Barbara H. Teaford, Executive                   1996                 110,692
Vice President                                  1995                 118,939
                                                1994                 109,300
---------------


(1) Includes salary payments to Mr. Porter after his resignation in September 1996 for reasons of ill health as Chief Executive Officer of Regent and Chief Executive Office and President of the Bank. Mr. Porter will receive salary payments of $10 thousand per month from the Bank through September 1997.
(2) Mr. Ring succeeded Mr. Porter as Chief Executive Officer of Regent in September 1996.
(3) Mr. Lyons became President, Chief Executive Officer and a director of the Bank in September 1996 and is compensated at the rate of $180 thousand per year.

         There is no other annual compensation or long-term compensation that is required to be disclosed in the foregoing table.

         Compensation for Ms. Teaford is paid pursuant to employment agreement, the current term of which expires in May 1998, and thereafter automatically extends for successive one-year periods, subject to prior written notice of termination by Ms. Teaford or Regent, in each case, no later than 90 days prior to expiration of the then current term. The agreement with Mrs. Teaford requires continuation of compensation for one year to the executive's spouse, issue or estate in the event of death, but does not provide for severance payments.

         Compensation for Mr. Hyman is paid pursuant to an employment agreement, the initial term of which expires on January 21, 1999, and thereafter automatically extends for successive two-year periods, subject to prior written notice of termination by Mr. Hyman or the Bank, in each case, no later than 90 days prior to the anniversary date of the agreement, except that if a change-in-control of the Bank or Regent, as defined in the agreement, occurs during the term of the agreement, the term of Mr. Hyman's employment thereafter shall be for a period of two years beginning on the date such change-in-control is consummated, and shall renew automatically for a new two-year period beginning on the date of such change-in-control, subject to prior written notice of termination by Mr. Hyman or the Bank, in each case, no later than 90 days prior to the anniversary date of the change-in-control. The agreement provides for an initial annual salary at the rate of $110 thousand. In the event of a change-of-control, the agreement with Mr. Hyman provides for the continued payment of Mr. Hyman's salary and employee benefit expenses for the full remaining term of the agreement, as such term may have been extended by the occurrence of a change-of-control, if Mr. Hyman is removed from his positions, is assigned duties which are in substantial part at a level of responsibility lower than his level of responsibility before the change-of-control or is required to perform duties in substantial part at a location in excess of 30 miles from Philadelphia, Pennsylvania, and the Bank's successor entity does not remedy the condition within 30 days after it receives written notice thereof.

         As of December 31, 1996, the Bank had outstanding loans to various officers, directors, and advisory directors of Regent and the Bank and their families and various entities of which such persons are directors and officers. Except as noted in "Certain Relationships and Related Transactions" such loans were made in the ordinary course of the Bank's business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and did not involve more than the normal risk of collectibility or present other unfavorable features.


Item 12.   Securities Ownership of Certain Beneficial Owners and Management.

Securities Ownership of Management and Principal Shareholders

         The following table sets forth certain information as to security ownership, as of December 31, 1996, with respect to (a) each person who is known by Regent's Board of Directors to own beneficially more than 5% of outstanding Regent Common Stock or Series A Convertible Preferred Stock, Regent's only voting securities, (b) each of Regent's directors, (c) each person named in the Summary Compensation Table and (d) all of Regent's executive officers and directors as a group.

                                                                                      Series A Convertible
                                              Common Stock                               Preferred Stock
                                      ----------------------------                ---------------------------
                                       Amount and                                 Amount and
                                       Nature of                                   Nature of
                                       Beneficial         Percent                 Beneficial         Percent
Name and Address                      Ownership(1)        of Class                 Ownership         of Class
                                      ------------        --------                ----------         --------

Abraham L. Bettinger                   82,400(2)            7.8%                    4,500(3)         1.0%
845 3rd Avenue
New York, NY 10022

O. Francis Biondi                     131,282(4)           12.5%                    8,433            1.8%
P.O. Box 1347
Wilmington, DE 19801-1347

Leonard S. Dwares                       1,676(5)               *                      200               *

Lance T. Funston                       46,090(6)            4.4%                   26,400            5.7%
2044 Spruce Street
Philadelphia, PA 19103

Edward Parnes, PhD.                    14,795(7)            1.4%                    2,000               *

Harvey Porter and
  Anna Porter                         126,623(8)           12.0%                   11,833(9)          2.6%
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102



Robert J. Reichlin                     12,971(10)           1.2%                  5,000              1.1%

David W. Ring                         163,065(11)          15.5%                 12,433              2.7%
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Barbara H. Teaford and
Stephen D. Teaford                     82,375(12)           7.8%                  7,600              1.7%
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Harry D. Zutz                           9,411(13)             *                     --                --

John J. Lyons                             200                 *                     --                --

All Directors and
 Executive Officers
 as a Group(10 persons)               627,980(14)         59.6%                  79,999             17.4%

---------------
* Less than 1%

(1) Includes shares of Regent Common Stock currently issued and outstanding and shares of Regent Common Stock that may be issued upon conversion of Regent Series A and Regent Series E Convertible Preferred Stock within 60 days of December 31, 1996. For the purposes of this table, each share of Regent Series A and Regent Series E Convertible Preferred Stock is treated as convertible into one share of Regent Common Stock. The persons listed in the table do not own any shares of Regent Series B, Regent Series C or Regent Series D Convertible Preferred Stock.

(2) Includes 37,837 shares of Regent Common Stock, and 450 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock are convertible, owned by the Trustees of Bettinger & Leech, Inc. Profit Sharing Plan of which Mr. Bettinger is a Trustee; 10,695 shares of Regent Common Stock, and 900 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock are convertible, owned by the Trustees of Bettinger & Leech, Inc. Money Purchase Plan of which Mr. Bettinger is a Trustee; and 13,203 shares of Regent Common Stock owned by Bettinger & Leech Financial Corp. of which Mr. Bettinger is a principal. Mr. Bettinger shares voting and investment power with respect to these shares.

(3) Includes 1,500 shares owned by the Bettinger & Leech, Inc. Profit Sharing Plan and 3,000 shares owned by Bettinger & Leech Financial Corp.

(4) Includes 11,166 shares of Regent Common Stock owned by Mr. Biondi's wife in which Mr. Biondi disclaims beneficial ownership; 9,772 shares of Regent Common Stock owned by O. Francis Biondi, Trustee for Mary Biondi, daughter; 9,771 shares of Regent Common Stock owned by O. Francis Biondi, Trustee for
     O. Francis Biondi, Jr., son; and 2,529 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Biondi are convertible.

(5) Includes 60 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Dwares are convertible.

(6) Mr. Funston and his wife own all of the shares set forth in this table as joint tenants with right of survivorship, and share voting and investment power with respect to all such shares. Includes 7,920 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Funston are convertible.

(7) Includes 600 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Parnes are convertible.

(8) Of these shares, 46,200 shares are owned jointly by Mr. Porter and his wife and 68,590 shares are owned by Mr. Porter's wife as trustee of Trust Under Deed dated 2/28/94 for the benefit of Mr. Porter's wife. Mr. Porter and his wife share voting and investment power with respect to all shares owned jointly.

(9) Of these shares, 2,900 shares are owned jointly by Mr. Porter and his wife and 8,933 shares are owned by Mr. Porter's wife as trustee of Trust Under Deed dated 2/28/94 for the benefit of Mr. Porter's wife. Mr. Porter and his wife share voting and investment power with respect to all shares owned jointly.

(10) Includes 2,942 shares of Regent Common Stock owned by Zuckerman-Honickman, Inc., of which Mr. Reichlin is President.

(11) Includes 3,729 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. Ring are convertible.

(12) Mrs. Teaford and her husband, Stephen D. Teaford, own all of the shares set forth in this table as tenants by the entireties and share voting and investment power with respect to all such shares; includes 2,280 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by Mr. and Mrs. Teaford are convertible.

(13) Includes 2,942 shares of Regent Common Stock owned by H.D. Zutz Insurance, Inc. Profit Sharing Plan of which Mr. Zutz is a Trustee and shares voting and investment power.

(14) Includes 18,628 shares of Regent Common Stock into which shares of Regent Series E Convertible Preferred Stock owned by such persons are convertible.

Item 13.   Certain Relationships and Related Transactions.

         On October 7, 1996 in connection with Regent's capital plan required by the Regulatory Agreement with the OCC, Regent sold an aggregate of 148,148 shares of Regent Common Stock in a private placement pursuant to Section 4(2) of the Act to Harvey Porter, David W. Ring, Abraham Bettinger and O. Francis Biondi, four directors of Regent, for a purchase price of $6.75 per share, or an aggregate of $1 million. Mr. Porter purchased 37,037 shares; Mr. Ring purchased 59,259 shares; Mr. Bettinger purchased 14,815 shares; and Mr. Biondi purchased 37,037 shares.

         Stephen D. Teaford, the husband of Barbara H. Teaford, the Executive Vice President of the Bank, is a partner in the law firm of Duane, Morris & Heckscher to which Regent and the Bank paid legal fees in the amount of approximately $403 thousand in 1996.

         Regent director Lance T. Funston and his wife are indebted to the Bank pursuant to a loan which became delinquent subsequent to December 31, 1996, at which time the amount of the loan was approximately $705 thousand. The Funstons' borrowing originated at $850 thousand in November 1989 as a secured term loan for business purposes. The loan is secured by a second mortgage lien against their personal residence where equity available to the Bank (based on a 1994 MAI Appraisal) exceeded $1.2 million. The interest rate, collateral margin and balance requirements conform to normal Bank standards.


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The Index to the Financial Statements filed under Item 8 is as follows:

                  (a) Financial statements, financial statement schedules and exhibits filed:

         (1)   Consolidated Financial Statements:
                                                                           Page
               Report of Independent Certified Public Accountants ........  34
               Report of Independent Certified Public Accountants ........  35
               Consolidated Balance Sheets, December 31, 1996
                 and 1995.................................................  36
               Consolidated Statements of Operations for the years
                 ended December 31, 1996, 1995 and 1994...................  38
               Consolidated Statements of Shareholders' Equity
                 for the years ended December 31, 1996, 1995
                 and 1994.................................................  39
               Consolidated Statements of Cash Flows for the
                 years ended December 1996, 1995 and 1994.................  40
               Notes to Consolidated Financial Statements.................  41

         (2)   Financial Statement Schedules:

               Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.


         (3)   Exhibits


Exhibit No.              Description of Exhibits                                         Reference
-----------              -----------------------                                         ---------
3(a)              Certificate of Incorporation (New Jersey)                                    (a)

3(b)              By-laws of Registrant                                                        (a)

4(a)              Form of Registrant's Common Stock                                            (a)
                  Certificate

4(b)              Form of Preferred Stock Certificate                                          (a)

4(c)              Series A Preferred Stock Designation                                         (a)

4(d)              Series B Preferred Stock Designation                                         (a)

4(e)              Series C Preferred Stock Designation                                         (a)

4(f)              Series D Preferred Stock Designation                                         (a)

4(g)              Series E Preferred Stock Designation                                         (a)

10(a)             Employment Agreement between Regis-                                          (b)
                  trant and Barbara H. Teaford dated May
                  24, 1989

10(b)             Employment Agreement between Regis-                               filed herewith
                  trant and Joel E. Hyman dated January 21,
                  1997, effective January 6, 1997

10(c)             Lease Agreement dated August 4, 1988 for the                                 (a)
                  premises located at 1430 Walnut Street, Phila-
                  delphia, PA 19102

10(d)             Lease Agreement dated December 15, 1995 for the                   filed herewith
                  premises located at 1426 Walnut Street, Phila-
                  delphia, PA 19102

10(e)             Amendment, dated as of October 2, 1996,                                      (c)
                  to the Amended and Restated Agreement and





                  Plan of Merger dated as of August 30, 1995 among Carnegie Bancorp, Carnegie Bank, N.A.,
                  Regent Bancshares Corp. and Regent National Bank.

10(f)             Agreement between Regent National Bank                                       (c)
                  and the Office of the Comptroller of the
                  Currency, and Addendum thereto, dated
                  October 10, 1996

10(g)             Agreement, dated as of January 14, 1997, among                               (d)
                  Carnegie Bancorp, Carnegie Bank, N.A., Regent
                  Bancshares Corp. and Regent National Bank relating to
                  the termination of the Amended and Restated Agreement
                  and Plan of Merger dated as of August 30, 1995, as
                  amended October 2, 1996.

10(h)             Subscription Agreement of Abraham Bettinger,                      filed herewith
                  dated October 7, 1996 for 14,815 shares of the
                  Registrant's Common Stock

10(i)             Subscription Agreement of O. Francis Biondi,                      filed herewith
                  dated October 7, 1996 for 37,037 shares of the
                  Registrant's Common Stock.

10(j)             Subscription Agreement of Harvey Porter, dated                    filed herewith
                  October 7, 1996 for 37,037 shares of the Regis-
                  trant's Common Stock

10(k)             Subscription Agreement of David W. Ring, dated                    filed herewith
                  October 7, 1996 for 59,259 shares of the Registrant's
                  Common Stock

21                Subsidiaries of Registrant                                                   (a)

27                Financial Data Schedule                                           filed herewith

--------------
(a)  Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registration Statement of the Registrant, as amended, Registration No. 33-27299.
(b)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1989.
(c)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the SEC on October 18, 1996.
(d)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the SEC on January 23, 1996.

                  (b) Reports on Form 8-K

         Registrant filed a Report on Form 8-K on October 18, 1996 under Item 5 to report an agreement, dated October 10, 1996, between Regent National Bank and the Office of the Comptroller of the Currency and an Amendment, dated October 2, 1996, to the Amended and Restated Agreement and Plan of Merger, dated as of August 30, 1995, among Registrant, Regent National Bank, Carnegie Bancorp and Carnegie Bank, N.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGENT BANCSHARES CORP.

                                            By: /s/ David W. Ring
                                                --------------------------------
                                                  David W. Ring, President and a
                                                  Director (Principal Executive
                                                  Officer)
Date:  April 7, 1997

                                            By: /s/ Joel E. Hyman
                                                --------------------------------
                                                  Joel E. Hyman, Chief Financial
                                                  Officer and Treasurer

Date:  April 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                       Title                             Date
             ---------                       -----                             ----


/s/ David W. Ring                      President, Chairman of             April 7, 1997
---------------------------------      the Board and Director
David W. Ring


/s/ Abraham Bettinger                  Vice Chairman of the               April 7, 1997
---------------------------------      Board and Director
Abrham Bettinger


/s/ O. Francis Biondi                  Director                           April 7, 1997
---------------------------------
O. Francis Biondi


---------------------------------      Executive Vice President
Barbara H. Teaford                     and Director


/s/ Leonard S. Dwares                  Director                           April 7, 1997
---------------------------------
Leonard S. Dwares


/s/ Harvey Porter                      Director                           April 7, 1997
---------------------------------
Harvey Porter





---------------------------------      Director
Lance T. Funston


---------------------------------      Director
Edward Parnes


/s/ Robert Reichlin                    Director                           April 7, 1997
---------------------------------
Robert Reichlin


---------------------------------      Director
Harry D. Zutz

                                  EXHIBIT INDEX
                                  -------------
                    (Pursuant to Item 601 of Regulation S-K)



Exhibit No.                      Description of Exhibits                             Reference
-----------                      -----------------------                             ---------
3(a)              Certificate of Incorporation (New Jersey)                                 (a)

3(b)              By-laws of Registrant                                                     (a)

4(a)              Form of Registrant's Common Stock                                         (a)
                  Certificate

4(b)              Form of Preferred Stock Certificate                                       (a)

4(c)              Series A Preferred Stock Designation                                      (a)

4(d)              Series B Preferred Stock Designation                                      (a)

4(e)              Series C Preferred Stock Designation                                      (a)

4(f)              Series D Preferred Stock Designation                                      (a)

4(g)              Series E Preferred Stock Designation                                      (a)

10(a)             Employment Agreement between Regis-                                       (b)
                  trant and Barbara H. Teaford dated May
                  24, 1989

10(b)             Employment Agreement between Regis-                            filed herewith
                  trant and Joel E. Hyman dated January 21,
                  1997, effective January 6, 1997

10(c)             Lease Agreement dated August 4, 1988 for the                              (a)
                  premises located at 1430 Walnut Street, Phila-
                  delphia, PA 19102

10(d)             Lease Agreement dated December 15, 1995 for the                filed herewith
                  premises located at 1426 Walnut Street, Phila-
                  delphia, PA 19102

10(e)             Amendment, dated as of October 2, 1996,                                   (c)
                  to the Amended and Restated Agreement and
                  Plan of Merger dated as of August 30, 1995
                  among Carnegie Bancorp, Carnegie Bank, N.A.,
                  Regent Bancshares Corp. and Regent National Bank.





10(f)             Agreement between Regent National Bank                                    (c)
                  and the Office of the Comptroller of the
                  Currency, and Addendum thereto, dated
                  October 10, 1996

10(g)             Agreement, dated as of January 14, 1997, among                            (d)
                  Carnegie Bancorp, Carnegie Bank, N.A., Regent
                  Bancshares Corp. and Regent National Bank relating to
                  the termination of the Amended and Restated Agreement
                  and Plan of Merger dated as of August 30, 1995, as
                  amended October 2, 1996.

10(h)             Subscription Agreement of Abraham Bettinger,                   filed herewith
                  dated October 7, 1996 for 14,815 shares of the
                  Registrant's Common Stock

10(i)             Subscription Agreement of O. Francis Biondi,                   filed herewith
                  dated October 7, 1996 for 37,037 shares of the
                  Registrant's Common Stock.

10(j)             Subscription Agreement of Harvey Porter, dated                 filed herewith
                  October 7, 1996 for 37,037 shares of the Regis-
                  trant's Common Stock

10(k)             Subscription Agreement of David W. Ring, dated                 filed herewith
                  October 7, 1996 for 59,259 shares of the Registrant's
                  Common Stock

21                Subsidiaries of Registrant                                                (a)

27                Financial Data Schedule                                        filed herewith

-----------------
(a)  Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registration Statement of the Registrant, as amended, Registration No. 33-27299.
(b)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1989.
(c)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the SEC on October 18, 1996.
(d)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the SEC on January 23, 1996.