Form 10-Q
period 1997-03-31
REGENT BANCSHARES CORP
filed 1997-05-20
CIK 846979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number 0-17753

                             REGENT BANCSHARES CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                             23-2440805
  -------------------------------                ------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


  1430 Walnut Street, Philadelphia, PA                  19102
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                                 (215) 546-6500
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
 ------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         The number of shares of the Registrant's Common Stock and Series A Convertible Preferred Stock outstanding at March 31, 1997 was 1,244,793 and 443,436, respectively.

Part I.  FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31, 1997    December 31, 1996
                                                                         --------------    -----------------
                                                                          (Unaudited)
ASSETS
Cash and due from banks                                                  $   3,707,526       $   4,409,674
Overnight investments                                                        8,980,028           5,083,790
                                                                         -------------       -------------
   Cash and cash equivalents                                                12,687,554           9,493,464
Investment securities available for sale                                    31,302,835          30,469,710
Investment securities held to maturity (market value of
    $70,885,151 and $73,250,139, respectively)                              72,676,922          75,082,982
 Loans, net of unearned interest and fees                                   75,192,000          85,069,171
    Less: Allowance for loan losses                                         (2,274,511)         (3,059,773)
                                                                         -------------       -------------
       Net loans                                                            72,917,489          82,009,398
                                                                         -------------       -------------
Accrued interest receivable                                                  1,521,721           1,362,276
Premises and equipment, net                                                    628,512             695,874
Prepaid expenses and other assets                                            1,003,889           2,790,522
                                                                         -------------       -------------
       Total assets                                                      $ 192,738,922       $ 201,904,226
                                                                         =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                      $   9,767,455       $  10,986,013
    Interest bearing:
       NOW and money market                                                  7,088,984           6,583,384
       Savings                                                              43,754,891          47,830,169
       Certificates of deposit                                             116,544,449         119,726,797
                                                                         -------------       -------------
           Total deposits                                                  177,155,779         185,126,363
Advances from Federal Home Loan Bank of Pittsburgh                             200,312             202,621
Subordinated debentures                                                      2,750,000           2,750,000
Accrued interest payable                                                     3,665,146           4,792,911
Other liabilities                                                            1,005,087             899,614
                                                                         -------------       -------------
       Total liabilities                                                   184,776,324         193,771,509
                                                                         -------------       -------------
Commitments and contingencies
Shareholders' equity:
       Preferred stock, $.10 par value, 5,000,000 shares authorized
       Series A, 443,436 and 441,272 shares issued and outstanding;
           entitled to $4,434,360 in involuntary liquidation                    44,344              44,127
       Series B, 3,790 and 3,820 shares issued and outstanding;
           entitled to $37,900 in involuntary liquidation                          379                 382
       Series C, 3,025 and 3,025 shares issued and outstanding;
           entitled to $30,250 in involuntary liquidation                          303                 303
       Series D, 3,280 and 3,280 shares issued and outstanding;
           entitled to $32,800 in involuntary liquidation                          328                 328
       Series E, 95,654 and 95,654 shares issued and outstanding;
           entitled to $955,640 in involuntary liquidation                       9,565               9,565
       Common stock, $.10 par value, 10,000,000 shares authorized,
           1,244,793 and 1,228,283 shares issued and outstanding               124,479             122,828
  Additional paid-in capital                                                14,783,103          14,678,375
  Accumulated deficit                                                       (6,230,342)         (6,049,921)
  Net unrealized loss on securities available for sale                        (769,334)           (673,270)
                                                                         -------------       -------------
       Total shareholders' equity                                            7,962,598           8,132,717
                                                                         -------------       -------------
           Total Liabilities & Shareholders' Equity                      $ 192,738,922       $ 201,904,226
                                                                         =============       =============

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        1997                1996
                                                                        ----                ----
                                                                             (unaudited)
Interest income:
     Loans, including fees                                          $ 2,142,302         $ 3,063,283
     Investment securities, including dividends                       1,856,307           2,279,504
                                                                    -----------         -----------
         Total interest income                                        3,998,609           5,342,787

Interest expense:
     Deposits                                                         2,347,186           2,579,037
     Short-term borrowings                                                3,968             547,060
     Long-term debt                                                      57,599             160,524
                                                                    -----------         -----------
         Total interest expense                                       2,408,753           3,286,621
                                                                    -----------         -----------
         Net interest income                                          1,589,856           2,056,166
Provision for loan losses                                              (200,000)            175,000
                                                                    -----------         -----------
         Net interest income after provision for loan losses          1,789,856           1,881,166

Non-interest income:
     Service charges on deposit accounts                                 20,493              22,980
     Other                                                               12,068               4,746
     Net gain on sales of assets                                        545,113                --
                                                                    -----------         -----------
         Total non-interest income                                      577,674              27,726

Non-interest expense:
     Salaries and employee benefits                                     768,632             498,721
     Professional services                                            1,038,012             209,885
     Rent                                                                10,526              43,464
     Other occupancy expense                                             41,511              43,616
     Depreciation and amortization                                       69,789              55,900
     FDIC assessment and other insurance                                131,009              15,592
     IPF servicing                                                      320,312             412,794
     Other                                                              168,160             266,028
                                                                    -----------         -----------
         Total non-interest expense                                   2,547,951           1,546,000
                                                                    -----------         -----------
Income (loss) before provision for income taxes                        (180,421)            362,892
Income tax expense                                                            0             145,100
                                                                    -----------         -----------
Income (loss) before dividends on preferred stock                      (180,421)            217,792
Preferred stock dividends                                                83,145             144,600
                                                                    -----------         -----------
Net income (loss) applicable to common stock                           (263,566)             73,192
                                                                    -----------         -----------

Net income (loss) per common share                                  $      (.20)        $       .05
Weighted average number of shares outstanding                         1,343,604           1,357,980

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                 1997                 1996
                                                                                 ----                 ----
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                          $   (180,421)        $    217,792
  Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
         Provision for loan losses                                               (200,000)             175,000
         Depreciation and amortization                                             69,789               55,900
     Net amortization of premiums and accretion of
       discounts on investment securities                                          96,799              212,411
     Net gain on sales of assets                                                 (545,113)                --
     Increase (decrease) in unearned interest and fees                           (500,825)             140,580
     Increase (decrease) in accrued interest receivable                          (159,446)              19,921
     Increase (decrease) in prepaid expenses and other assets                   2,331,484             (430,281)
     Increase in accrued interest payable                                      (1,127,765)            (991,488)
     Increase in other liabilities                                                505,473              160,068
     Purchases of mortgage loans held for sale                                       --            (12,614,352)
     Proceeds from sales of mortgage loans held for sale                             --             11,746,388
                                                                             ------------         ------------
         Net cash provided by (used in) operating activities                      289,975           (1,308,061)

Cash flows from investing activities:
  Net decrease (increase) in loans                                              8,882,317           (8,785,571)
  Purchase of investment securities available for sale                         (2,000,000)                --
  Principal collected on investment securities held to maturity                 3,290,037            4,076,936
  Principal collected on investment securities available for sale                 597,928            1,735,844
  Purchases of premises and equipment                                                --               (138,179)
                                                                             ------------         ------------
     Net cash provided by (used in) investing activities                       10,770,282           (3,110,970)

Cash flows from financing activities:
  Net (decrease)increase in demand, NOW,
     savings and money market deposits                                         (4,788,236)             224,833
  Net (decrease)increase in certificates of deposit                            (3,182,348)             466,280
  Net increase in advances from  Federal Home Loan Bank
     of Pittsburgh with original maturities of three months or less                  --                981,884
  Net decrease in advances from Federal Home Loan Bank
     of Pittsburgh with original maturities greater than three months              (1,949)                --
Proceeds from sale of preferred stock                                             106,366                 --
                                                                             ------------         ------------
Net cash (used in) provided by financing activities                            (7,866,167)           1,672,997
                                                                             ------------         ------------

Net increase (decrease) in cash and cash equivalents                            3,194,090           (2,746,034)

Cash and cash equivalents, beginning of year                                    9,493,464            6,918,680
                                                                             ------------         ------------
Cash and cash equivalents, end of period                                     $ 12,687,554         $  4,172,646
                                                                             ============         ============

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited, consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank"), as of March 31, 1997, and the results of their operations and cash flows for the three months ended March 31, 1997 and 1996.

2. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per common share for all periods presented is based on the weighted average number of common shares outstanding, and common stock equivalents, after consideration of preferred stock dividends. Common stock equivalents include the Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock and, for the three months ended March 31, 1996, outstanding stock options and warrants. For the three months ended March 31, 1997 and 1996, the weighted average number of common shares includes 106,118 and 340,802 shares, respectively, attributable to common stock equivalents.

         Fully diluted earnings per share for the three months ended March 31, 1997 and 1996 are not presented because they are anti-dilutive.


4. Certain balance sheet reclassifications have been made to data for December 31,1996 to conform to the current presentation.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for the year ended December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of Regent's earnings per share is not expected to be material.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Overview

         Regent, the holding company for the Bank, reported a net loss for the first quarter of 1997 of $180 thousand versus net income for the comparable quarter of 1996 of $218 thousand. The loss for the first quarter of 1997 was primarily related to a reduction in interest income from $5.3 million for the first quarter of 1996 to $4.0 million for the first quarter of 1997, which was 23% lower due to a strategically planned decrease in the Bank's earning assets of 27% that was necessary to improve the Bank's regulatory capital ratios. The positive effect on the Bank's earnings of the $200 thousand negative provision for loan losses in the first quarter of 1997 compared to a provision of $175 thousand in the first quarter of 1996 and the increase in noninterest income from $28 thousand in the first quarter of 1996 compared to $578 thousand in the first quarter of 1997 was more than offset by an increase in noninterest expense to $2.5 million in the first quarter of 1997 from $1.5 million for the first quarter of 1996.

         Total assets of $192.7 million at March 31, 1997 were approximately 5% lower than the $201.9 million at December 31, 1996, as loans decreased in the same period to $75.2 million at March 31, 1997 from $85.1 million at December 31, 1996. Total deposits declined to $177.2 million at March 31, 1997 from $185.1 million at year-end 1996.

         A number of major events took place during the first quarter of 1997. First, on January 6, 1997, Joel E. Hyman became Executive Vice President, Chief Financial Officer and Treasurer of Regent and the Bank. Second, on January 14, 1997, Regent and Carnegie Bancorp ("Carnegie") announced the mutual termination of the Amended and Restated Agreement and Plan of Merger ("the Merger Agreement"), which had provided for the merger of the two holding companies and their subsidiary banks, due to changes in their respective strategic focus. Pursuant to the termination of the Merger Agreement, Carnegie was reimbursed for $722 thousand of merger-related expenses Carnegie had incurred, and, in connection therewith, the Bank sold to Carnegie, with appropriate premium, $6.4 million of loan participations and servicing rights to such loans and loan participations of $27.8 million previously sold by the Bank to Carnegie. The reimbursement of Carnegie is reported as professional services on the Consolidated Statements of Operations and the premium paid by Carnegie is included in the net gain on sale of assets on the Consolidated Statements of Operations. Third, on March 31, 1997, Regent sold 16,364 shares of Series A Convertible Preferred Stock for $6.50 per share in a private placement to two accredited investors. Regent used the proceeds from this sale to pay the interest on its subordinated debentures due March 31, 1997.

         In April 1997, two additional developments of significance occurred. First, on April 7, 1997, Robert B. Goldstein became President and Chief Executive Officer and a Director of Regent and Chairman, Chief Executive Officer and a Director of the Bank. Mr. Goldstein succeeded John J. Lyons who had served as the Bank's President and Chief Executive Officer on an interim basis since September 1996 following the resignation of Harvey Porter due to ill health. In addition, Barbara H. Teaford, formerly Executive Vice President and Secretary of Regent and the Bank, became President of the Bank and Amanda V. Perkins became Executive Vice President and Chief Lending Officer of the Bank. Second, on April 16, 1997, the Bank sold 1,120,000 shares of Bank Common Stock at a price of $8.50 per share in a private placement for which Keefe, Bruyette & Woods, Inc. served as the Bank's Placement Agent. The Bank Common Stock is exchangeable for Regent Common Stock at the rate of 1.41666 shares of Regent Common Stock for each share of Bank Common Stock at the discretion of Regent at any time after
(i) the average of the closing bid price for Regent Common Stock has equaled or exceeded $12 per share for 15 consecutive trading days and (ii) the Regent Common Stock issuable in exchange for Bank Common Stock has been registered under the Securities Act of 1993. The net proceeds of approximately $9.1 million from this private placement were used to restore the Bank's capital so that the Bank was in compliance with certain ratios that the Bank has agreed to maintain pursuant to a written agreement (the "Regulatory Agreement") dated October 10, 1996 between the Office of the Comptroller of the Currency (the "OCC") and the Bank.

         The Bank had cash collections of approximately $3.4 million during the first quarter of 1997 from the automobile insurance premium finance ("IPF") business, which was the original source of the Bank's losses and increased expense in 1995 and 1996. These collections eliminated the year end 1996 receivable of $2.6 million, increased the payable for estimated customer refunds and resulted in approximately $300 thousand in recoveries to the allowance for losses. As the collection activities of this discontinued IPF business wind down in the second quarter of 1997, additional cash receipts are expected to have a favorable effect on the Bank's financial results.

Financial Condition

Capital Adequacy

         Total shareholders' equity was approximately $8 million at March 31, 1997 versus $8.1 million at December 31, 1996. This decline was due to the net loss of $180 thousand for the first quarter of 1997 and an increase in the net unrealized loss on available-for-sale securities from $673 thousand at December 31, 1996 to $769 thousand at March 31, 1997, which was partially offset by the issuance of $106 thousand of Series A Convertible Preferred Stock.

         Capital adequacy standards adopted by federal banking regulators define capital as Tier 1 and Tier 2 capital. All banks are required to have Tier 1 capital of at least 4% of risk-weighted assets and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists of common shareholders' equity, non-cumulative preferred stock and retained earnings and excludes the effects of unrealized gains or losses on securities available for sale. Tier 2 or Total capital includes Tier 1 capital, cumulative preferred stock, qualifying subordinated debt and the allowance for possible loan losses up to a maximum of 1.25% of total risk-weighted assets.

         The following table sets forth the capital ratios of Regent and the Bank as of March 31, 1997 and December 31, 1996 as well as the required minimum regulatory capital ratios. Pursuant to the Regulatory Agreement, the Bank was required to achieve and maintain a Tier 1 leverage ratio of 6.50% at December 31, 1996, which level was not achieved. However, with the aforementioned private placement of Bank Common Stock on April 16, 1997, the proforma Tier 1 leverage ratio at March 31, 1997 was approximately 10.12% versus a reported ratio of 5.90%. The proforma ratio indicates that the Bank would have been in compliance with the capital requirement of the Regulatory Agreement had the private placement been consummated on March 31, 1997 and management expects, absent unforeseen circumstances, that the Bank will be able to maintain a Tier 1 leverage ratio that will continue to be in compliance with the Regulatory Agreement.



                                                                                       Required
                                                                                     Regulatory
Regent                           March 31, 1997          December 31, 1996             Minimum
------                           --------------          -----------------           ----------
Risk-based capital:
   Tier 1 capital.........           8.80%                    7.65%                     4.00%
   Total capital..........          10.61                     9.39                      8.00

Tier 1 leverage ratio.....           4.51                     4.31                    3.00-5.00



                                                                                                    Required
                                                                                                   Regulatory
The Bank                           March 31, 1997                     December 31, 1996              Minimum
--------                           --------------                     -----------------              -------
Risk-based capital:
   Tier 1 capital.........             11.51%                               9.95%                      4.00%
   Total capital..........             12.77                               11.21                       8.00

Tier 1 leverage ratio.....              5.90                                5.65                    3.00-5.00


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

         The liquidity position is also strengthened by the establishment of credit facilities with other banks, the Federal Reserve Bank of Philadelphia (the "FRBP") and the Federal Home Loan Bank of Pittsburgh (the "FHLB"). Investment securities are required to be pledged as collateral for transactions executed under these facilities and provide for an availability of funds on an overnight basis. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities of up to 20 years at costs that may sometimes be less expensive than the costs of the Bank's deposit generation process.

Investment Portfolio

         The investment portfolio, consisting principally of mortgage-backed securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total mortgage-backed securities portfolio with an amortized cost of $92.7 million at March 31, 1997, $16.4 million were adjustable rate and $76.3 million were fixed rate. The estimated weighted average life for the mortgage-backed securities portfolio at March 31, 1997 approximated 5.9 years.

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


                                 0 to 3          4 to 12         1 to 3         3 to 5          After
                                 Months          Months          Years          Years          5 Years         Total
                                 ------          ------          -----          -----          -------         -----
                                                             (in thousands, except percentages)

Investments ..............      $ 11,328       $    256        $ 20,876        $ 28,858        $ 43,431      $104,749
Loans ....................        37,146          7,683           9,453          12,442           8,468        75,192
Other earning assets .....         8,980           --              --              --              --           8,980
                                --------       --------        --------        --------        --------      --------
Total earning assets .....      $ 57,454       $  7,939        $ 30,329        $ 41,300        $ 51,899      $188,921

NOW and money market .....      $  4,089       $   --          $  3,000        $   --          $   --        $  7,089
Savings ..................         3,755           --            40,000            --              --          43,755
Certificates of deposit...        20,302         44,340          39,876          12,026            --         116,544
FHLB advances ............          --             --              --              --               200           200
Subordinated debt ........          --             --             2,750            --              --           2,750
Net non-interest bearing
    source of funds ......          --             --              --              --            18,583        18,583
                                --------       --------        --------        --------        --------      --------
Total sources of funds ...      $ 28,146       $ 44,340        $ 85,626        $ 12,026        $ 18,783      $188,921
                                --------       --------        --------        --------        --------      --------

Period Gap ...............        29,308        (36,401)        (55,297)         29,274          33,116
Cumulative Gap ...........        29,308         (7,093)        (62,390)        (33,116)           --
Cumulative Gap as % of
  total assets ...........          15.5%          (3.8%)         (33.0%)         (17.5%)


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

         The portfolios are structured to provide a consistent level of interest income and to generate monthly cash flow to enhance Regent's ability to manage its liquidity needs. Although the stated maturities of mortgage-backed securities and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value and amortized cost of the AFS and HTM portfolios at March 31, 1997.



                                              Held-to-Maturity                         Available-for-Sale
                                     ---------------------------------        ---------------------------------
                                     Amortized Cost       Market Value        Amortized Cost       Market Value
                                     --------------       ------------        --------------       ------------

U.S. Agencies .............          $      --            $      --            $12,000,000          $11,898,240
Mortgage-backed securities:
  GNMA ....................           10,800,398           10,383,325                 --                   --
  FHLMC ...................           29,779,098           29,164,969            7,664,444            7,408,543
  FNMA ....................           17,859,326           17,230,942           11,052,937           10,641,264
Collateralized mortgage
  obligations .............           14,238,100           14,075,915                 --                   --
Non-marketable equity
  securities ..............                 --                   --              1,354,788            1,354,788
                                     -----------          -----------          -----------          -----------
   Total ..................          $72,676,922          $70,855,151          $32,072,169          $31,302,835
                                     ===========          ===========          ===========          ===========

         The following table sets forth the range of maturities of debt securities held to maturity at March 31, 1997 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                              Within 1           After 1 But          After 5 But
                                                Year           Within 5 Years       Within 10 Years           Total
                                              --------         --------------       ---------------           -----
                                                                 (in thousands, except percentages)

Mortgage-backed securities........            $ 41,771           $25,269,141           $33,127,910         $58,438,822
Collateralized  mortgage
  obligations.....................           1,359,479             3,414,398             9,464,223          14,238,100
                                            ----------           -----------           -----------         -----------
     Total........................          $1,401,250           $28,683,539           $42,592,133         $72,676,922
                                            ==========           ===========           ===========         ===========

Weighted Average Yield............                6.19%                 6.49%                 7.37%               7.01%


         The following table sets forth the range of maturities of debt securities available for sale at March 31, 1997 based on the amortized cost, the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                     Within 1             After 1 But          After 5 But
                                       Year              Within 5 Years       Within 10 Years            Total
                                     --------            --------------       ---------------            -----
                                                         (in thousands, except percentages)

U.S. Agencies ............          $      --             $12,000,000           $      --             $12,000,000
Mortgage-backed securities              287,502             2,828,579            15,601,300            18,717,381
                                    -----------           -----------           -----------           -----------
   Total .................          $   287,502           $14,828,579           $15,601,300           $30,717,381
                                    ===========           ===========           ===========           ===========

Weighted Average Yield ...                 5.90%                 6.14%                 6.52%                 6.37%


         The following table sets forth those CMOs which have a carrying value that exceeded 10% of Regent's shareholders' equity at March 31, 1997. These securities have an investment rating of AA or better.



                                                                                Carrying Value          Market Value
                                                                                --------------          ------------
                                                                                          (in thousands)
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 7.............................................            $2,149                  $2,047
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 5.............................................             1,667                   1,667
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 6.............................................             1,529                   1,529
Bear Stearns Mortgage Securities Inc.
      Series 1993-12 Class 1B...........................................             1,209                   1,168
Bear Stearns Mortgage Securities Inc.
      Series 1992-04....................................................             2,038                   2,038
Capstead Securities Corp.
      Series 1992-C-3...................................................             1,376                   1,312
Resolution Trust Corporation
      Series 1991-M6....................................................             1,177                   1,177
Saxon Mortgage Security Corp.
      Series 1993-04 Class 1A...........................................             2,154                   2,154



         Gross unrealized gains and losses on mortgage-backed securities held to maturity at March 31, 1997 were $102 thousand and $2.0 million, respectively, and gross unrealized gains and losses on securities available for sale at March 31, 1997 were $776 and $770 thousand. There were no sales of mortgage-backed securities in the first quarter of 1997. Unrealized losses on the securities generally are the result of higher market interest rates on the securities than the book yield at which the securities are carried on the Bank's financial statements.

Lending

         Total loans amounted to $75.2 million at March 31, 1997 compared to $85.1 million at December 31, 1996. The decrease of 12% from year end 1996 resulted primarily from the runoff of the IPF receivables and prepayment and principal amortization from the commercial portfolio.

         The following table sets forth the types of loans outstanding by category as of March 31, 1997 and December 31, 1996 (dollars in thousands):


                                                            March 31, 1997                    December 31, 1996
                                                      ---------------------                 --------------------
                                                       Amount            %                   Amount            %
                                                      ---------         ---                 ---------         ---
Commercial and industrial........................     $  40,944          54%                $  46,041          54%

Real estate:
  Construction...................................         9,137          12                     9,421          11
  Mortgages-residential..........................         9,456          13                    10,219          12
  Mortgages-commercial...........................        15,169          20                    15,985          19

Consumer.........................................           911           1                     3,827           4
                                                      ---------         ---                 ---------         ---
   Total gross loans.............................        75,617         100%                   85,493         100%
                                                                        ===                                   ===

Less:
  Net unearned interest and fees.................          (425)                                 (424)
                                                      ---------                              --------
  Net loans......................................     $  75,192                              $ 85,069
                                                      =========                              ========


         To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities of less than five years. The following table provides a breakdown of loans as of March 31, 1997 that have either predetermined interest rates or floating rates:


                                               Within 1            After 1 But          After 5 But
                                                 Year            Within 5 Years        Within 10 Years           Total
                                              ----------         --------------        ---------------        ------------
                                                                               (in thousands)

Predetermined interest rates......             $ 3,393               $18,412               $ 8,468            $ 30,273
Floating rates....................              41,861                 3,483                   --               45,344
                                               -------               -------               -------            --------
    Total.........................             $45,254               $21,895               $ 8,468            $ 75,617
                                               =======               =======               =======            ========


Non-performing Assets

         The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more and other real estate owned amounted to $4.0 million, or 2.08%, of total assets at March 31,1997, compared to $5.5 million, or 2.73%, of total assets at December 31,1996. The decrease in non-performing assets in the 1997 first quarter was attributable to loan charge-offs of $892 thousand in non-accruing loan balances, the sale of repossessed properties and principal payments on seriously delinquent loans. The following table sets forth the Bank's non-performing assets at March 31,1997 and December 31, 1996:

                                             March 31, 1997   December 31, 1996
                                             --------------   -----------------
                                              (in thousands, except percentages)

Non-accrual loans .....................          $3,911           $3,837
Accruing loans 90 days or more past due            --                977
                                                 ------           ------
   Total non-performing loans .........           3,911            4,814
Other real estate owned ...............              96              700
                                                 ------           ------
   Total non-performing assets ........          $4,007           $5,514
                                                 ======           ======
Non-performing loans to loans .........            5.20%            5.66%
Non-performing assets to total assets .            2.08             2.73
Non-performing assets to loans and
  other real estate owned .............            5.32             6.43

         Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. No interest income was included in operating income attributable to non-accrual loans in the first quarter of 1997.

         Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell.

         At March 31, 1997, the recorded investment in loans that are considered to be impaired was $3.9 million. The related allowance for credit losses for these impaired loans was $866 thousand. The reserve evaluation was based on the fair value of the collateral.

         As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996:


                                                     March 31, 1997          March 31, 1996
                                                     --------------          --------------

Balance, beginning of period ...............          $ 3,059,773            $ 6,500,882
Charge-offs:
  Commercial and industrial ................              695,143                413,961
  Real estate - residential ................              197,051                335,000
                                                      -----------            -----------
     Total charge-offs .....................              892,194                748,961
                                                      ===========            ===========
Recoveries:
  Consumer .................................              306,932                   --
                                                      -----------            -----------
     Total  recoveries .....................              306,932                   --
                                                      -----------            -----------
Net (charge-offs) recoveries ...............             (585,262)              (748,961)
                                                      -----------            -----------
Provision (credited) charged to operations .             (200,000)               175,000
                                                      -----------            -----------
Balance, end of period .....................          $ 2,274,511            $ 5,926,921
                                                      ===========            ===========
Annualized net charge-offs as a % of average
  loans and loans held for sale ............                 2.97%                  2.49%
Allowance for loan losses as a % of
 period end loans and loans held for sale ..                 3.02                   4.60


         Management believes that those loans identified as non-performing are adequately secured and the allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses at March 31, 1997:


                                                             Amount
                                                           ----------
Commercial and Industrial...........................       $1,082,350
Real Estate:
  Mortgages - residential...........................          333,550
  Mortgages - commercial............................           29,040
Unallocated.........................................          829,571
                                                           ----------
                                                           $2,274,511
                                                           ==========

Deposits

         Total deposits at March 31, 1997 aggregated $177.2 million which was comparable to total deposits at December 31, 1996 of $185.1 million. As illustrated in the table below, the composition of deposits at March 31, 1997 has remained relatively consistent compared to the composition of deposits at December 31, 1996 (dollars in thousands).



                                         March 31, 1997                     December 31, 1996
                                   -----------------------              ----------------------
                                    Balance             %               Balance              %
                                    -------            ---              -------             ---
Demand ................            $  9,768              5%            $ 10,986               6%
NOW and money market ..               7,089              4                6,583               4
Savings ...............              43,755             25               47,830              26
Certificates of deposit             116,544             66              119,727              64
                                   --------            ---             --------             ---
                                   $177,156            100%            $185,126             100%
                                   ========            ===             ========             ===


Short-term Borrowings

         Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs and as a tool in the Bank's asset/liability management process. During the first quarter of 1997 and 1996, the Bank utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

         The following table summarizes the Bank's short-term borrowing activity for the three months ended March 31, 1997 and 1996:


                                                               Average                             Weighted
                                                                Amount            Maximum           Average
                                              Balance         Outstanding       Outstanding         Interest     Average
                                             Outstanding        During            at any            Rate at        Rate
                                                3/31           the Period         Month-End          12/31         Paid
                                             -----------      ------------      ------------        --------     --------
                                                                (in thousands, except percentages)

1997:  FHLB borrowings .............        $      --          $   300,000        $ 1,000,000           --         5.36%

1996:  FHLB borrowings .............        $34,427,866        $35,178,650        $37,277,083          5.81%        6.22
       Federal funds purchased .....               --               87,912               --                         6.17
                                            -----------        -----------
                                            $34,427,866        $35,266,562                                          6.22
                                            ===========        ===========


Results of Operations

         Regent, the holding company for the Bank, reported a net loss for the first quarter of 1997 of $180 thousand versus net income for the comparable quarter of 1996 of $218 thousand. The loss for the first quarter of 1997 was primarily related to a reduction in interest income from $5.3 million for the first quarter of 1996 to $4.0 million for the first quarter of 1997, which was 23% lower due to a strategically planned decrease in the Bank's earning assets of 27% that was necessary to improve the Bank's regulatory capital ratios. The positive effect on earnings of the $200 thousand negative provision for loan losses in the first quarter of 1997 compared to a provision of $175 thousand in the first quarter of 1996 and the increase in noninterest income from $28 thousand in the first quarter of 1996 compared to $578 thousand in the first quarter of 1997 was more than offset by an increase in noninterest expense to $2.5 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996.

Net Interest Income

         Net interest income for the first quarter of 1997 was $1.6 million, a 23% decrease from $2.1 million for the first quarter of 1996. The net interest margin for the first quarter of 1997 increased to 4.47% from 3.21% for the comparable period of 1996. Included in interest income is interest and fees on IPF receivables, which accounted for 6% and 14% of interest income in the first quarter of 1997 and 1996, respectively. Excluding these high-yielding assets from the net interest margin because of the cessation of new IPF business originations in September 1996, the estimated net interest margin for the first quarters of 1997 and 1996 assuming IPF receivables yielded the same as investment securities would have been 2.80% and 2.50%, respectively. The net interest income and net interest margin are lower than management deems reasonable for comparably sized institutions. Improvement is expected with increased loan volume, higher relative levels of demand and savings deposits and the benefit from the new capital invested in the Bank in April 1997.

         The following table sets forth a rate/yield analysis for the three months ended March 31, 1997 and 1996:



                                            Average        Income     Rate/         Average      Income/     Rate
                                            Balance        Expense    Yield         Balance      Expense    Yield
                                            -------        -------    -----         -------      -------    -----
                                                              (in thousands, except for percentages)
Interest-earning assets:
    Securities.....................         $109,514      $   1,857    6.78%        $136,875    $   2,280     6.66%
    Loans..........................           78,798          2,142   13.66          120,545        3,063    10.22
                                            --------      ---------   -----         --------    ---------    -----
         Total.....................         $188,312      $   3.999    9.66%        $257,420    $   5,343     8.30%
                                            ========      =========   =====         ========    =========    =====
Interest-bearing liabilities:
    NOW accounts...................       $    3,861     $       23    2.44%           3,965           23     2.33%
    Savings........................           45,860            552    4.88           49,671          603     4.87
    Money market deposits..........            3,482             37    4.36            3,712           36     3.89
    Time deposits..................          114,524          1,735    6.14          124,112        1,917     6.20
    Short-term borrowings..........              300              4    5.36           35,266          547     6.22
    Long-term advances.............              201              3    6.70           10,209          107     4.12
    Subordinated debt..............            2,750             53    7.75            2,750           54     7.75
                                            --------      ---------     -----       --------    ---------    -----
         Total.....................         $170,978      $   2,409    5.71%        $229,685    $   3,287     5.74%
                                            ========      =========    ====         ========    =========     ====

Non-interest bearing
    sources of funds...............         $ 17,334                                $ 27,735
                                            --------                                --------

Net interest income and
    net interest spread............        $   1,590                   3.95%        $  2,056                  2.56%
                                           =========                   ====         ========                  ====

Net interest rate margin...........                                    4.47%                                  3.21%
                                                                       ====                                   ====


Provision for Loan Losses

         Management evaluated the allowance for loan losses at March 31, 1997 and determined that it could be reduced by $200 thousand; this reduction was accounted for as a negative provision for loan losses. This negative provision compares with a $175 thousand expense reported in the first quarter of 1996.

Non-interest Income

         Total non-interest income was approximately $578 thousand, $545 thousand of which was due to a net gain on sales of assets. Service charges and other fees were approximately 17% higher in the first quarter of 1997 versus a year earlier due to relatively small, nonrecurring items. Net gain on sale of assets included a $722 thousand gain on the sale of loans and loan participations to Carnegie offset by losses incurred on the disposition of repossessed properties.

Non-interest Expense

         Total non-interest expense for the first quarter of 1997 was $2.5 million, a 65% increase from $1.5 million in the first quarter of 1996. Excluding the aforementioned reimbursement to Carnegie for merger-related expenses, the increase would have been 18%. This increase in 1997 versus 1996 was primarily attributable to a temporary duplication of salaries of new senior management while the former officers were being paid pursuant to contractual agreements, some additions to the lending and credit staff and an increase in FDIC insurance costs. These increases were partially offset by lower costs for servicing and collecting the IPF receivables.

Provision for Income Taxes

         There was no income tax expense in the first quarter of 1997, as the Bank continued to maintain a valuation allowance on its deferred tax asset of approximately $1.6 million. A tax expense of $145 thousand was reported in the first quarter of 1996.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings.


         Reference is made to Item 3 of Registrant's Form 10-K Report for the year ended December 31, 1996 for a description of certain legal proceedings.



Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           27  --   Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1997:

                           1. Registrant filed a Form 8-K Current Report on January 7, 1997 which under Item 4 reported a change in Registrant's certifying accountant from Arthur Andersen LLP to Grant Thornton LLP.

                           2. Registrant filed a Form 8-K Current Report on January 23, 1997 which under Item 5 reported the termination of the Amended and Restated Agreement and Plan of Merger dated as of August 30, 1995, as amended on October 2, 1996 among Registrant, Regent National Bank, Carnegie Bancorp and Carnegie Bank, N.A.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGENT BANCSHARES CORP.



                                By: /s/ Joel E. Hyman
                                    ---------------------------
                                    Joel E. Hyman, Executive Vice President,
                                    Chief Financial Officer and Treasurer


Dated:  May 20, 1997