Form 10-Q
period 1997-06-30
REGENT BANCSHARES CORP
filed 1997-08-14
CIK 846979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ________________

Commission File Number 0-17753

                             REGENT BANCSHARES CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                        23-2440805
           ----------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


  1430 Walnut Street, Philadelphia, PA                                  19102
  ------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

                                 (215) 546-6500
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
 (Former name and address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     The number of shares of the Registrant's Common Stock and Series A Convertible Preferred Stock outstanding at June 30, 1997 was 1,272,533 and 421,764, respectively.

Part I.  FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 1997     December 31, 1996
                                                                        -------------       -------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                 $   3,680,733       $   4,409,674
Overnight investments                                                       5,246,950           5,083,790
                                                                        -------------       -------------
   Cash and cash equivalents                                                8,927,683           9,493,464
Investment securities available-for-sale                                   50,473,885          30,469,710
Investment securities held-to-maturity
    (market value of $68,769,403 and
    $73,250,139, respectively)                                             69,853,764          75,082,982
 Loans, net of unearned interest and fees                                  77,219,986          85,069,171
    Less: Allowance for loan losses                                        (1,370,810)         (3,059,773)
                                                                        -------------       -------------
       Net loans                                                           75,849,176          82,009,398
                                                                        -------------       -------------
Accrued interest receivable                                                 1,416,249           1,362,276
Premises and equipment, net                                                   642,291             695,874
Prepaid expenses and other assets                                           4,938,844           2,790,522
                                                                        -------------       -------------
       Total Assets                                                     $ 212,101,892       $ 201,904,226
                                                                        =============       =============

LIABILITIES, MINORITY INTEREST
    AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                     $  12,075,985       $  10,986,013
    Interest bearing:
       NOW and money market                                                 6,608,396           6,583,384
       Savings                                                             42,062,805          47,830,169
       Certificates of deposit                                            113,593,363         119,726,797
                                                                        -------------       -------------
           Total deposits                                                 174,340,549         185,126,363
Advances from Federal Home Loan Bank of Pittsburgh                         12,697,173             202,621
Subordinated debentures                                                     2,750,000           2,750,000
Accrued interest payable                                                    3,769,346           4,792,911
Other liabilities                                                           1,362,485             899,614
                                                                        -------------       -------------
       Total liabilities                                                  194,919,553         193,771,509
                                                                        -------------       -------------
Commitments and contingencies
Minority interest                                                           8,931,784                --
Shareholders' equity:
       Preferred stock, $.10 par value, 5,000,000 shares
       authorized Series A, 421,764 and 441,272 shares
       issued and outstanding;
       entitled to $4,217,640 in involuntary liquidation                       42,176              44,127
       Series B, 3,690 and 3,820 shares issued and outstanding;
           entitled to $36,900 in involuntary liquidation                         369                 382
       Series C, 2,925 and 3,025 shares issued and outstanding;
           entitled to $29,250 in involuntary liquidation                         292                 303
       Series D, 3,280 and 3,280 shares issued and outstanding;
           entitled to $32,800 in involuntary liquidation                         328                 328
       Series E, 131,315 and 95,654 shares issued and outstanding;
           entitled to $1,313,150 in involuntary liquidation                   13,131               9,565
       Common stock, $.10 par value, 10,000,000 shares authorized,
           1,272,533 and 1,228,283 shares issued and outstanding              127,523             122,828

                            (continued on next page)

                 See notes to consolidated financial statements.

(CONTINUED)            REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30, 1997     December 31, 1996
                                                                        -------------       -------------
                                                                         (Unaudited)

Additional paid-in capital                                                 14,778,725          14,678,375
Accumulated deficit                                                        (6,231,754)         (6,049,921)
Net unrealized loss on securities available-for-sale                         (479,965)           (673,270)
                                                                        -------------       -------------
     Total Shareholders' Equity                                             8,250,555           8,132,717
                                                                        -------------       -------------
         Total Liabilities, Minority Interest
           and Shareholders' Equity                                      $212,101,892        $201,904,226
                                                                        =============       =============



                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                           1997              1996                1997              1996
                                                       ------------       ------------       ------------       ------------
                                                                 (unaudited)                           (unaudited)
Interest income:
     Loans, including fees                             $  1,923,552       $  3,643,011       $  4,065,854       $  6,706,294
     Investment securities, including dividends           1,957,040          2,136,724          3,813,347          4,416,228
                                                       ------------       ------------       ------------       ------------
         Total interest income                            3,880,592          5,779,735          7,879,201         11,122,522

Interest expense:
     Deposits                                             2,353,760          2,630,337          4,700,946          5,209,374
     Short-term borrowings                                   26,712            410,869             34,108            957,929
     Long-term debt                                          53,135            263,064            107,306            423,588
                                                       ------------       ------------       ------------       ------------
         Total interest expense                           2,433,607          3,304,270          4,842,360          6,590,891
                                                       ------------       ------------       ------------       ------------
         Net interest income                              1,446,985          2,475,465          3,036,841          4,531,631
Provision for loan losses                                   300,000          3,875,000            100,000          4,050,000
                                                       ------------       ------------       ------------       ------------
         Net interest income after provision
              for loan losses                             1,146,985         (1,399,535)         2,936,841            481,631

Non-interest income:
     Service charges on deposit accounts                     22,185             22,967             42,678             45,947
     Other                                                   13,648              5,455             25,716             10,201
     Net gain on sales of assets                             22,880             82,797            567,993             82,797
                                                       ------------       ------------       ------------       ------------
         Total non-interest income                           58,713            111,219            636,387            138,945

Non-interest expense:
     Salaries and employee benefits                         822,910            457,719          1,591,542            956,440
     Professional services                                  332,393            221,544          1,370,405            431,429
     Occupancy                                              162,170            155,747            283,996            298,727
     Insurance                                              141,733             32,240            272,742             47,832
     IPF servicing                                          230,729            678,342            551,041          1,091,136
     Other                                                  384,479            280,893            552,639            546,921
                                                       ------------       ------------       ------------       ------------
         Total non-interest expense                       2,074,414          1,826,485          4,622,365          3,372,485
                                                       ------------       ------------       ------------       ------------
Loss before income tax benefit                             (808,719)        (3,114,801)        (1,049,137)        (2,751,909)
Income tax benefit                                         (900,000)          (145,100)          (900,000)              --
                                                                          ------------       ------------       ------------
Income (loss) before dividends on preferred stock
  and minority interest                                      31,284         (2,969,701)          (149,137)        (2,751,909)
Preferred stock dividends                                  (127,814)            68,913           (210,959)           (75,687)
                                                       ------------       ------------       ------------       ------------
Loss applicable to common stock                             (96,530)        (2,900,788)          (360,096)        (2,827,596)
                                                       ------------       ------------       ------------       ------------

Minority interest                                           (32,696)              --              (32,696)              --
Net loss                                                   (129,226)        (2,900,788)          (392,792)        (2,827,596)

Loss per common share                                  $       (.04)      $      (2.61)      $       (.18)      $      (2.56)
Weighted average number of shares outstanding             2,693,934          1,111,020          2,023,308          1,105,517



                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 Six Months Ended June 30,
                                                                  1997               1996
                                                               ------------       ------------
                                                                         (unaudited)
Cash flows from operating activities:
  Net loss (income)                                            $   (149,137)      $   (251,909)
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by
     operating activities:
     Provision for loan losses                                      100,000          1,550,000
     Depreciation and amortization                                  144,324            117,900
     Net amortization of premiums and accretion
         of discounts on investment securities                      196,795            451,917
     Net gain on sales of assets                                   (567,993)           (82,797)
     Increase (decrease) in unearned interest and fees             (669,213)         1,336,946
     Decrease (increase )in accrued interest receivable             (53,973)           (17,413)
     Decrease (increase) in prepaid expenses
         and other assets                                          (878,448)           (94,368)
     Decrease (increase) in accrued interest payable             (1,023,565)        (1,032,189)
     Decrease (increase) in other liabilities                       862,871         (1,580,994)
     Purchases of mortgage loans held for sale                         --          (32,478,981)
     Proceeds from sales of mortgage loans
         held for sale                                                 --           36,948,272
                                                               ------------       ------------
         Net cash used in (provided by)
              operating activities                               (2,038,339)         4,866,114

Cash flows from investing activities:
     Net decrease (increase) in loans                             5,791,650        (23,370,923)
     Sale of investment securities available-
         for-sale                                                12,565,838               --
     Purchase of investment securities available-
         for-sale                                               (33,217,707)              --
     Principal collected on investment securities
         held-to-maturity                                         5,259,221          8,136,873
     Principal collected on investment securities
         available-for-sale                                         471,977          3,745,680
     Purchases of premises and equipment                            (40,741)          (208,963)
     Net cash used in (provided by) investing activities         (9,219,761)       (11,697,333)

Cash flows from financing activities:
     Net (decrease) increase in demand, NOW,
         savings and money market deposits                       (4,652,380)          (985,629)
     Net increase (decrease) in certificates of deposit          (6,133,434)              --
     Net increase (decrease) in advances from Federal
         Home Loan Bank of Pittsburgh with original
         maturities of three months or less                      12,500,000          3,781,103
     Net increase (decrease) in advances from Federal
         Home Loan Bank of Pittsburgh with original
         maturities greater than three months                        (5,448)              --
     Proceeds from sale of preferred stock                          106,336               --

                                                        (Continued on next page)


                 See notes to consolidated financial statements

(CONTINUED)          REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 Six Months Ended June 30,
                                                                  1997               1996
                                                               ------------       ------------
                                                                         (unaudited)

     Proceeds from sale of common stock to
         minority shareholders                                    8,931,784               --
                                                               ------------       ------------

     Net cash (used in) provided by financing activities         10,746,888          2,795,474
                                                               ------------       ------------
     Net decrease (increase) in cash and cash equivalents          (511,212)        (4,035,745)

     Cash and cash equivalents, beginning of year                 9,493,464          6,918,680
                                                               ------------       ------------
     Cash and cash equivalents, end of period                  $  8,982,252       $  2,882,935
                                                               ============       ============




                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY


                   Notes to Consolidated Financial Statements




1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited, consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank"), as of June 30, 1997, and the results of their operations and cash flows for the six months ended June 30, 1997 and 1996.

2. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Loss per common share for all periods presented is based on the weighted average number of common shares outstanding, and common stock equivalents, after consideration of preferred stock dividends. Common Stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock and, in 1996, outstanding stock options and warrants and, in 1997, the 1,586,659 shares of Common Stock to be issued in August 1997 in exchange for 1,120,000 shares of common stock of the Bank held by minority shareholders. For the six months ended June 30, 1997 and 1996, the weighted average number of common shares included 776,270 shares and 127,315 shares, respectively, attributable to common stock equivalents.

     Fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 are not presented because they are anti-dilutive.

4. Certain balance sheet reclassifications have been made to data for December 31, 1996 to conform to the current presentation.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Overview

     Regent reported a net loss for the first six months of 1997 of $393 thousand compared to a net loss for the first six months of 1996 of $2.8 million. The improvement was primarily attributable to a $3.9 million decrease in the provision for loan losses. Partially offsetting this was a reduction in net interest income from $4.5 million for the first six months of 1996 to $3.0 million for the first six months of 1997. The increase in noninterest income from $139 thousand in the first six months of 1996 to $636 thousand for the first six months of 1997 was more than offset by an increase in noninterest expense to $4.6 million in the first six months of 1997 from $3.4 million for the first six months of 1996. Regent recorded a tax benefit of $900 thousand, representing a portion of its deferred tax asset of approximately $1.6 million in the three months ended June 30, 1997 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

     Total assets of $212.1 million at June 30, 1997 were 10% higher than the $192.7 million at March 31, 1997 and 5% higher than the $201.9 million at December 31, 1996. Loans at June 30, 1997 were $77.2 million, compared to $75.2 million at March 31, 1997 and $85.1 million at December 31, 1996. Total deposits were $174.3 million at June 30, 1997, compared to $177.2 million at March 31, 1997 and $185.1 million at December 31, 1996.

     A number of major events took place during the first six months of 1997.

     First, on April 16, 1997, the Bank sold 1,120,000 shares of Bank Common Stock at a price of $8.50 per share in a private placement (the "Bank Offering") for which Keefe, Bruyette & Woods, Inc. served as the Bank's Placement Agent. The Bank Common Stock is exchangeable for Regent Common Stock at the rate of
1.41666 shares of Regent Common Stock for each share of Bank Common Stock at the discretion of Regent at any time after (i) the average of the closing bid price for Regent Common Stock has equaled or exceeded $12 per share for 15 consecutive trading days and (ii) the resale of the Regent Common Stock issuable in exchange for Bank Common Stock has been registered under the Securities Act of 1993, as amended. The net proceeds of approximately $8.9 million from the Bank Offering were used to restore the Bank's capital so that the Bank was in compliance with certain ratios that the Bank has agreed to maintain pursuant to a written agreement (the "Regulatory Agreement") dated October 10, 1996 between the Office of the Comptroller of the Currency (the "OCC") and the Bank. On June 25, 1997, as a result of the Bank Offering and other improvements in the financial condition and operations of the Bank, the OCC terminated the Regulatory Agreement and the Bank is now "well-capitalized" under applicable OCC guidelines.

     Second, during the second quarter of 1997, the Bank entered into agreements to sell substantially all of the Bank's non-performing and other problem loans of approximately $8.3 million. At June 30, 1997, the Bank had completed the sale of $3.3 million of these assets, and the sale of the remainder of those non-performing and other problem loans will be completed during the third quarter. After a related $2.0 million charge against the Bank's allowance for loan losses in the second quarter of 1997, the Bank's allowance for loan losses was $1.4 million at June 30, 1997, or 1.77% of total loans.

     Third, during June 1997, the Bank's management determined that the Bank could reduce its full-time personnel level from 45 persons to 32 persons, a reduction of approximately 29%, without disrupting customer service or diminishing new business development efforts. The costs of approximately $110 thousand incurred in connection with the personnel reduction are reflected in the Bank's results of operations for the three months ended June 30, 1997. The personnel reduction will result in annualized savings of approximately $600 thousand to the Bank.

     Fourth, on January 14, 1997, Regent and Carnegie Bancorp ("Carnegie") announced the mutual termination of the Amended and Restated Agreement and Plan of Merger ("the Merger Agreement"), which had provided for the merger of the two holding companies and their subsidiary banks, due to changes in their respective strategic focus. Pursuant to the terms of the Merger Agreement, Carnegie was reimbursed for $722 thousand of merger-related expenses Carnegie had incurred, and, in connection therewith, the Bank sold to Carnegie, with appropriate premium, $6.4 million of loan participations and servicing rights to such loans and loan participations of $27.8 million previously sold by the Bank to Carnegie Bank, N.A. The reimbursement of Carnegie is reported as professional services on the Consolidated Statements of Operations and the premium paid by Carnegie is included in the net gain on sales of assets on the Consolidated Statements of Operations.

     Finally, during the first six months of 1997, Regent's new management team took office as Robert B. Goldstein became President and Chief Executive Officer and a Director of Regent and Chairman, Chief Executive Officer and a Director of the Bank, Barbara H. Teaford, formerly Executive Vice President and Secretary of Regent and the Bank, became President of the Bank, Joel E. Hyman became Executive Vice President, Chief Financial Officer and Treasurer of Regent and the Bank and Amanda V. Perkins became Executive Vice President and Chief Credit Officer of the Bank.

Financial Condition

Capital Adequacy

     Total shareholders' equity at June 30, 1997 was approximately $8.25 million compared to $8.13 million at December 31, 1996. This change is due to the issuance of $106 thousand of Series A Convertible Preferred Stock and a decrease of $193 thousand in the unrealized loss on securities available-for-sale which was partially offset by a $149 thousand net loss for the first six months of 1997 and the exclusion of a minority interest of $32 thousand in the Bank.

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

     The following table sets forth the capital ratios of Regent and the Bank as of June 30, 1997 and December 31, 1996 as well as the required minimum regulatory capital ratios.

                                                                                     Required
                                                                                     Regulatory
Regent                                     June 30, 1997     December 31, 1996       Minimum
------                                     -------------     -----------------       -------
Risk-based capital:
   Tier 1 capital .................             7.93%               7.65%              4.00%
   Total capital ..................             9.67                9.39               8.00

Tier 1 leverage ratio .............             4.42                4.31            3.00-5.00


                                                                                     Required
                                                                                     Regulatory
The Bank                                   June 30, 1997     December 31, 1996       Minimum
--------                                   -------------     -----------------       -------

Risk-based capital:
   Tier 1 capital ...............              18.35%               9.95%             4.00%
   Total capital ................              19.58               11.21              8.00

Tier 1 leverage ratio ...........              10.32                5.65           3.00-5.00


     On June 25, 1997, as a result of the Bank Offering and other improvements in the financial condition and operations of the Bank, the OCC terminated the Regulatory Agreement that had been in effect between the Bank and the OCC since October 10, 1996. In addition, the Bank was notified that it had satisfied the OCC criteria for a "well-capitalized" institution. Among other things, this designation will be significant in lowering the BIF insurance premiums of the Bank beginning in 1998.

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

     Supplementing the deposit base, liquidity is available from the investment portfolio, which consists primarily of mortgage-backed securities issued by U.S. Government agencies and corporations. These securities enhance liquidity not only by their marketability, but also by providing monthly principal and interest payments.

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

Investment Portfolio

     The investment portfolio, consisting principally of mortgage-backed securities and callable federal agencies, is coordinated with the liquidity and interest rate sensitivity position of the Bank. The objectives of the portfolio are to enhance liquidity and earn a reasonable return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities. Of the total mortgage-backed securities portfolio with an amortized cost of $79.8 million at June 30, 1997, $15.6 million were adjustable rate and $64.2 million were fixed rate. The estimated weighted average life for the fixed rate mortgage-backed securities at June 30, 1997 was 6.8 years. The callable federal agencies aggregated $23 million at June 30, 1997, with an average expected life (based on estimated call dates) of 1.4 years.

Interest Rate Sensitivity

     The evaluation of interest rate sensitivity deals with the exposure of net interest income to fluctuations in interest rates. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income may be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than interest sensitive liabilities is said to have a positive gap. In this example, as interest rates rise, a greater volume of assets is repriceable than liabilities. The net result may be an increase in the net interest margin. Conversely, in a declining rate environment, the net interest margin may decline. In addition to the gap analysis, computer simulations are used to evaluate more specifically the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulation model is a more effective tool than an analysis since the simulation analysis is more dynamic. The simulation is particularly beneficial as it can better evaluate the effects of prepayment speeds on the Bank's portfolio of mortgage-backed securities and the impact prepayments would have on the Bank's liquidity and profitability. Using the result of the simulation analysis, the Bank strives to control its interest rate risk exposure so that its net interest income does not fluctuate by more than 5% assuming that interest rates increase or decrease by 200 basis points over time.

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

     The Bank's objective is to structure its balance sheet, as outlined in the following Interest Sensitivity table as of June 30, 1997, to minimize any significant fluctuation in net interest income. The distribution in the table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds. Deposit liabilities are distributed in two ways. First, certificates of deposit, FHLB advances and subordinated debt are distributed based on existing maturity dates. Second, non-maturity deposits such as NOWs and Savings are divided into a core component, which is not considered interest-sensitive within a year, and a volatile component, which is placed in the 0-3 month time category. This determination is based on a multi-year history in varying interest rate environments.

                           0 to 3       4 to 12      1 to 3      3 to 5       After
                           Months       Months       Years       Years        5 Years     Total
                           --------    --------     --------     --------     --------   --------
                                           (in thousands, except percentages)

Investments ............   $ 13,565    $  2,000     $ 29,451     $ 27,383     $ 48,409   $120,808
Loans ..................     38,852       7,554        5,447       16,423        9,200     77,476
Other earning assets ...      5,247        --           --           --           --        5,247
                           --------    --------     --------     --------     --------   --------
Total earning assets ...   $ 57,664    $  9,554     $ 34,898     $ 43,806     $ 57,609   $203,531

NOW and money market ...   $  3,608    $   --       $  3,000     $   --       $   --     $  6,608
Savings ................      2,063        --         40,000         --           --       42,063
Certificates of deposit      19,744        --         49,015        6,586         --      113,593
FHLB advances ..........     12,500        --           --           --            197     12,697
Subordinated debt ......       --          --          2,750         --           --        2,750
Net non-interest bearing
    source of funds ....       --          --           --           --         25,820     25,820
                           --------    --------     --------     --------     --------   --------
Total sources of funds..   $ 37,915    $ 38,248     $ 94,765     $  6,586     $ 26,017   $203,531
                           --------    --------     --------     --------     --------   --------

Period Gap .............     19,749     (28,694)     (59,867)      37,220       31,592
Cumulative Gap .........     19,749      (8,945)     (68,812)     (31,592)        --
Cumulative Gap as % of
  total assets .........        9.3%      (4.2%)      (32.4%)      (14.9%)



Investment Portfolio

     The investment portfolio of the Bank includes debt securities and non-marketable equities classified as held-to-maturity ("HTM") or available-for-sale ("AFS") which are accounted for and reported based on the guidelines contained in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The HTM portfolio contains investments which Regent has the intention and ability to hold until maturity and is accounted for at amortized cost. The AFS portfolio contains securities and equities that may be sold if circumstances warrant and are accounted for at market value with net unrealized gains or losses reported as a component of shareholders' equity.

     The HTM portfolio consists of mortgage-backed securities issued by U.S. agencies and corporations and collateralized mortgage obligations ("CMOs") of private issuers. The AFS portfolio consists of U.S. agency debt, mortgage-backed securities issued by U.S. agencies and corporations and non-marketable equities, principally issued by the FRBP and the FHLB.

     The portfolios are structured to provide a consistent level of interest income and to generate monthly cash flow to enhance the Bank's ability to manage its liquidity needs. Although the stated maturities of mortgage-backed securities and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value and amortized cost of the Bank's AFS and HTM portfolios at June 30, 1997.

                                       Held-to-Maturity                Available-for-Sale
                                       ----------------                ------------------
                                Amortized Cost   Market Value     Amortized Cost   Market Value
                                 -----------      -----------      -----------      -----------
U.S. Agencies .............      $      --        $      --        $23,036,854      $23,078,950
Mortgage-backed securities:
  GNMA ....................       10,571,470       10,330,536             --               --
  FHLMC ...................       28,340,841       28,081,305       13,009,870       12,767,834
  FNMA ....................       17,116,964       16,724,479       10,817,158       10,537,134
Collateralized mortgage
  obligations .............       13,824,489       13,633,083        2,735,180        2,735,180
Non-marketable equity
  securities ..............             --               --          1,354,788        1,354,788
                                 -----------      -----------      -----------      -----------
   Total ..................      $69,853,764      $68,769,403      $50,453,850      $50,473,885
                                 ===========      ===========      ===========      ===========


     The following table sets forth the range of maturities of the Bank's debt securities held-to-maturity at June 30, 1997 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:

                                 Within 1         After 1 But       After 5 But
                                   Year         Within 5 Years    Within 10 Years       Total
                                -----------       -----------       -----------      -----------

Mortgage-backed securities      $      --         $22,517,344       $33,210,079       $55,727,423
Collateralized  mortgage
  obligations ............          933,354         3,356,071         9,836,556        14,126,342
                                -----------       -----------       -----------       -----------
   Total .................      $   933,354       $25,873,415       $43,046,995       $69,853,764
                                ===========       ===========       ===========       ===========

Weighted Average Yield ...             6.29%             6.47%             7.28%             6.85%


     The following table sets forth the range of maturities of the Bank's debt securities available-for-sale at June 30, 1997 based on the amortized cost, the weighted average life of the securities for each classification and the weighted average yield for each maturity period:

                                 Within 1         After 1 But       After 5 But
                                   Year         Within 5 Years    Within 10 Years       Total
                                -----------       -----------       -----------      -----------

U.S. Agencies ............      $10,054,568       $ 9,990,470       $ 2,991,816       $23,036,854
Mortgage-backed securities             --           7,214,590        16,612,438        23,827,028
Collateralized mortgage
  obligations ............             --                --           2,735,180         2,735,180
                                -----------       -----------       -----------       -----------
   Total .................      $10,054,568       $17,205,060       $22,339,436       $49,599,062
                                ===========       ===========       ===========       ===========

Weighted Average Yield ...             5.48%             6.81%             6.70%             6.65%


     The following table sets forth those CMOs of the Bank that have a carrying value that exceeded 10% of Regent's shareholders' equity at June 30, 1997. These securities have an investment rating of AA or better.

                                                                           Carrying Value          Market Value
                                                                           --------------          ------------
                                                                                      (in thousands)
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 7.............................................     $ 2,093                 $ 2,093
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 5.............................................       1,652                   1,652
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 6.............................................       1,503                   1,503
Bear Stearns Mortgage Securities Inc.
      Series 1993-12 Class 1B...........................................         933                     909
Bear Stearns Mortgage Securities Inc.
      Series 1992-04....................................................       2,025                   2,020
Capstead Securities Corp.
      Series 1992-C-3...................................................       1,331                   1,290
Resolution Trust Corporation
      Series 1991-M6....................................................       1,139                   1,139
Saxon Mortgage Security Corp.
      Series 1993-04 Class 1A...........................................       2,108                   2,058
GE Capital Mortgage
      Series 1-A6.......................................................       2,735                   2,735

     Gross unrealized gains and losses on the Bank's mortgage-backed securities held to maturity at June 30, 1997 were $156 thousand and $1.2 million, respectively, and gross unrealized gains and losses on securities available for sale at June 30, 1997 were $44 and $524 thousand. There were no sales of mortgage-backed securities in the first six months of 1997. Unrealized losses on the securities generally are the result of higher market interest rates on the securities than the book yield at which the securities are carried on the Bank's financial statements.

Lending

     The Bank's total loans amounted to $77.2 million at June 30, 1997 compared to $85.1 million at December 31, 1996. The decrease of 9% from year end 1996 resulted primarily from the runoff of the IPF receivables, prepayments and principal amortization from the commercial portfolio and the sale of $6.4 million in loans to Carnegie Bank, N.A.

     The following table sets forth the types of the Bank's loans outstanding by category as of June 30, 1997 and December 31, 1996 (dollars in thousands):

                                           June 30, 1997              December 31, 1996
                                       Amount           %             Amount          %
                                      --------       --------        --------      --------

Commercial and industrial ......      $ 41,819             54%       $ 46,041            54%
Real estate:
  Construction .................         9,349             12           9,421            11
  Mortgages-residential ........         9,103             12          10,219            12
  Mortgages-commercial .........        16,354             21          15,985            19
Consumer .......................           851              1           3,827             4
                                      --------       --------        --------      --------
   Total gross loans ...........        77,476            100%         85,493           100%
                                                     ========                       ========
Less:
  Net unearned interest and fees          (256)                          (424)
                                      --------                       --------
  Net loans ....................      $ 77,220                       $ 85,069
                                      ========                       ========

     To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities of less than five years. The following table provides a breakdown of the Bank's loans as of June 30, 1997 that have either predetermined interest rates or floating rates:

                                       Within 1      After 1 But       After 5 But
                                         Year       Within 5 Years    Within 10 Years   Total
                                      ----------    --------------    ---------------   ------
                                                            (in thousands)
Predetermined interest rates......    $  2,941          $20,194           $10,528       $33,663
Floating rates....................      40,378            3,435               --         43,813
                                      --------          -------           -------       -------
    Total.........................     $43,319          $23,629           $10,528       $77,476
                                      ========          =======           =======       =======


Non-performing Assets

     The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more and foreclosed properties, amounted to $349 thousand, or .16% of total assets, at June 30, 1997, compared to $5.5 million, or 2.73% of total assets, at December 31,1996. At March 31, 1997, total non-performing assets were $4.0 million. The virtual elimination of non-performing assets by the end of the second quarter occurred when the Bank entered into agreements to sell $8.3 million of nonaccruing and other problem loans to several private parties after a brief bidding process. As of June 30, 1997, $3.3 million of such sales were completed, with the remainder of the closings expected to occur early in the third quarter. The sale of the loans resulted in a $2.0 million charge-off against the allowance for loan losses and the transfer of sold but unclosed balances to assets held for sale. The following table sets forth the Bank's non-performing assets at June 30, 1997 and December 31, 1996.

                                                June 30, 1997  December 31, 1996
                                                -------------  -----------------
                                              (in thousands, except percentages)

Non-accrual loans ..........................        $  316         $3,837
Accruing loans 90 days or more past due ....          --              977
                                                    ------         ------
   Total non-performing loans ..............           316          4,814
Other real estate owned ....................            33            700
                                                    ------         ------
   Total non-performing assets .............        $  349         $5,514
                                                    ======         ======
Non-performing loans to loans ..............           .41%          5.66%
Non-performing assets to total assets ......           .16           2.73
Non-performing assets to loans and
  other real estate owned ..................           .45           6.43

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial conditions are such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. No interest income was included in the Bank's operating income attributable to non-accrual loans in the first six months of 1997.

     Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell.

         At June 30, 1997, the Bank's recorded investment in loans that are considered to be impaired was $316 thousand. The related allowance for loan losses was $46 thousand based on the fair value of the underlying collateral.

         As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity in the Bank's allowance for loan losses for the six months ended June 30, 1997 and June 30, 1996:

                                                June 30, 1997      June 30, 1996
                                                -------------      -------------

Balance, beginning of period ...............      $ 3,059,773       $ 6,500,882
Charge-offs:
  Commercial and industrial ................        2,293,728           414,008
  Real estate - residential ................          494,287           335,000
  Consumer .................................             --           5,836,865
                                                  -----------       -----------
     Total charge-offs .....................        2,788,015         6,585,873
                                                  ===========       ===========
Recoveries:
  Real estate ..............................          320,000              --
  Consumer .................................          679,055              --
                                                  -----------       -----------
     Total  recoveries .....................          999,055              --
                                                  -----------       -----------
Net charge-offs ............................       (1,788,960)       (6,585,873)
                                                  -----------       -----------
Provision charged to operations ............          100,000         4,050,000
                                                  -----------       -----------
Balance, end of period .....................        1,370,813         3,965,009
                                                  ===========       ===========
Annualized net charge-offs as a % of average
  loans and loans held for sale ............             4.62%            10.60%
Allowance for loan losses as a % of
 period end loans and loans held for sale ..             1.77              3.00


     Management believes that those loans identified as non-performing are adequately secured and the Bank's allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the Bank's loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses at June 30, 1997:

                                                             Amount

Commercial and industrial...........................      $   328,405
Real Estate:
  Mortgages - residential...........................          151,148
  Mortgages - commercial............................              --
Unallocated.........................................          891,260
                                                           ----------
                                                           $1,370,813
                                                           ==========

Deposits

     The Bank's total deposits at June 30, 1997 aggregated $174.3 million which was comparable to total deposits at March 31, 1997 of $177.2 million and at December 31, 1996 of $185.1 million. As illustrated in the table below, the composition of the Bank's deposits at June 30, 1997 has remained relatively consistent compared to the composition of its deposits at December 31, 1996 (dollars in thousands).

                               June 30, 1997          December 31,1996
                             ------------------       ------------------
                             Balance         %        Balance        %
                             --------       ---       --------       ---

Demand ..................    $ 12,076         7%      $ 10,986         6%
NOW and money market ....       6,608         4          6,583         4
Savings .................      42,063        24         47,830        26
Certificates of deposit..     113,593        65        119,727        64
                             --------       ---       --------       ---
                             $174,340       100%      $185,126       100%
                             ========       ===       ========       ===


Short-term Borrowings

     Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs and as a tool in the Bank's asset/liability management process. During the first six months of 1997 and 1996, the Bank utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

     The following table summarizes the Bank's short-term borrowing activity for the six months ended June 30, 1997 and 1996:

                                                           Average                         Weighted
                                                            Amount          Maximum        Average
                                          Balance        Outstanding      Outstanding      Interest     Average
                                        Outstanding         During          at any         Rate at       Rate
                                           6/30           the Period       Month-End         6/30         Paid
                                           ----           ----------       ---------         ----         ----
1997:  FHLB borrowings...............   $12,697,174       $ 1,205,518      $12,697,174      5.62%        5.71%
                                        ===========       ===========      ===========      ====         ====

1996:  FHLB borrowings...............   $34,427,866       $35,178,650      $37,277,083      5.81         6.22
       Federal funds purchased.......           --             87,912             --         --          6.17
                                        -----------       -----------

                                        $34,427,866       $35,266,562                       5.81         6.22
                                        ===========       ===========                       ====         ====


Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Regent reported net income before dividends on preferred stock and minority interest of $31 thousand for the second quarter of 1997 compared to a net loss of $3 million in the same quarter of 1996. For the first half of 1997, Regent had a net loss of $149 thousand compared to a net loss of

$2.8 million for the comparable period in 1996. The net income for the second quarter of 1997 resulted from a pretax loss which was more than offset by a tax benefit recognized in accordance with FAS 109. Various steps were taken by Regent's new management during the quarter, such as the issuance of $9.5 million of bank capital, the sale of non-performing loans and the elimination of approximately 30% of the full-time positions in the Bank. As mentioned above, one result of these actions was to cause the OCC to re-evaluate the Bank's financial condition and terminate the Regulatory Agreement. Another result was to better position Regent to achieve its goal of becoming a high-performance financial institution by lowering the cost structure of the organization, focusing employees on new business development activities and minimizing the expense of costly workout and collection functions.

     The reported results for the second quarter and first half of 1997 compare favorably against those for 1996. In 1996, the large net losses were directly attributable to charge-offs and expenses associated with the automobile insurance premium finance ("IPF") business. The origination of new business in this venture was terminated in September 1996, the risk of loss was eliminated at year-end 1996 and the operation was shut down by June 30, 1997.

Net Interest Income

     Net interest income for the second quarter of 1997 was $1.4 million, or 42% below the level of the same quarter of 1996, and was $3.0 million for the first half of 1997, or 33% below the comparable period of 1996. The reasons for these declines are related to the unusual circumstances of 1996. First, the high-yielding, and inordinately high-risk, IPF receivables distort the comparison of net interest income and net interest margin. IPF receivables averaged $22 million throughout the first half of 1996 and generated interest income, based on a 20% gross yield, that approximated 17% of interest income. In 1997, there was virtually no IPF receivable outstanding and IPF interest income was insignificant. Second, the participation of approximately $34 million of commercial loans to Carnegie Bank, N.A. in the latter part of 1996, which became a sale of loans as part of the termination of the merger agreement with Carnegie, further lowered earning assets in early 1997 and, therefore, interest income.

     The reported net interest margin for the second quarter and first half of 1997 was 2.98% and 3.17%, respectively. These margins compare to margins for the second quarter and first half of 1996 of 3.83% and 3.52%, respectively. Management estimates that the exclusion of IPF income and the replacement thereof with more normal yields would have lowered 1996 margins to the range of 2.70-2.75%.

     The following table sets forth a rate/yield analysis for the six months ended June 30, 1997 and 1996:

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                   1997                                1996
                                                   ----                                ----

                                    Average      Income       Rate/        Average       Income/          Rate
                                    Balance      Expense      Yield        Balance       Expense          Yield
                                   --------      --------     -----        --------      --------         -----
                                                         (in thousands, except for percentages)

Interest-earning assets:
    Securities ..............      $113,741      $  3,810      6.71%       $133,216      $  4,417          6.63%
    Loans ...................        77,432         4,069     10.59         124,311         6,706         10.82
                                   --------      --------     -----        --------      --------         -----
         Total ..............      $191,173      $  7,879      8.28%       $257,527      $ 11,123          8.64%
                                   ========      ========     =====        ========      ========         =====

Interest-bearing liabilities:
    NOW accounts ............      $  4,129      $     50      2.44%       $  3,854      $     45          2.35%
    Savings .................        44,303         1,070      4.87          50,458         1,227          4.88
    Money market deposits ...         3,072            66      4.33           3,881            80          4.13
    Time deposits ...........       114,833         3,515      6.17         124,769         3,858          6.20
    Short-term borrowings ...         1,006            28      5.51          34,527           958          5.56
    Long-term advances ......           200             6      6.70          10,208           314          6.17
    Subordinated debt .......         2,750           106      7.75           2,750           109          7.99
                                   --------      --------     -----        --------      --------         -----
         Total ..............      $170,293      $  4,842      5.73%       $230,447      $  6,591          5.74%
                                   ========      ========     =====        ========      ========         =====

Non-interest bearing
    sources of funds ........      $ 20,880                                $ 27,080
                                   --------                                --------

Net interest income and
    net interest spread .....      $191,173      $  3,037      2.55%       $257,527      $  4,532          2.90%
                                   ========      ========     =====        ========      ========         =====

Net interest rate margin...........                            3.17%                                       3.52%
                                                              =====                                       =====

Noninterest income

     Noninterest income is comprised of three major categories: service charges, miscellaneous fees and gains/(losses) on sales of assets. Service charges, which consist primarily of penalty fees on checking accounts, were little changed in the second quarter of 1997 from the second quarter of 1996. Miscellaneous fees, which vary significantly, ran above 1996 levels. Gains on asset sales, which are also volatile based on various circumstances, were substantial in 1997 due to the sale of commercial loans and servicing rights on previously sold loan participations to Carnegie Bank, N.A. The 1996 gains were related to the sale of residential mortgages.

     Management recognizes the need to receive fair compensation for products and services it provides to customers. As such, a review of the schedule of fees and charges was undertaken in the second quarter and a revised schedule will be implemented during the remainder of 1997.

Provision for Loan Losses

     The provision for loan losses is determined after management has evaluated the allowance for loan losses. The decision to sell $8.3 million of nonaccruing and problem loans resulted in a $2 million gross charge-off against the allowance, as described above, and the provision of $300 thousand was made to replenish the allowance. At June 30, 1997, the allowance represented 1.77% of total loans and 436% of nonperforming loans. The provision of $3.9 million in the second quarter of 1996 related solely to the IPF portfolio issues previously discussed.

Noninterest Expense

     Total noninterest expense in the second quarter of 1997 was $2.1 million, or 14% above the level for the comparable quarter of 1996. Included in the second quarter 1997 expenses were the severance costs associated with the elimination of 13 full-time positions early in July 1997, the remaining payout to the IPF workout staff, the acceleration of the expense for the contractual payments to former Bank executives, the expected expenses for concluding the sales of non-accruing loans and other miscellaneous, non-recurring charges. The total of such charges was approximately $150 thousand.

     The annual savings from the elimination of positions is expected to be about $600 thousand. The shutdown of the IPF function, which cost $230 thousand in the second quarter of 1997, will not recur. The sale of the problem loans is expected to reduce substantially professional fees associated with the workout process. Lastly, the improved financial condition of the Bank due to all of the aforementioned actions is expected to lower some of the Bank's costs for BIF-insurance and general corporate coverage.

     Professional services for the first six months of 1997 included the one-time charge of $722 thousand in the first quarter of 1997 to reimburse Carnegie for merger-related expenses following the termination of the merger agreement.

Provision for Income Taxes

     Regent recorded a tax benefit of $900 thousand in the second quarter of 1997 in accordance with the principles of FAS 109. With the improvement of a number of aspects of the Bank's financial condition, management determined that the recognition of a portion of the $1.6 million deferred tax asset at December 31, 1996 was appropriate. Such recognition is appropriate under FAS 109 if the Bank is "more likely than not" to incur a tax liability in the near future. The remainder of the deferred tax asset will be recognized when a pattern of profitability is well-established.

Forward-Looking Statements

     All statements contained in the Form 10-Q Report that are not historical facts are based on current expectations. These statements are forward-looking (as defined in the Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially because of various factors. The factors that could cause actual results to vary materially include the ability of the Bank to achieve and maintain profitable operations, the adequacy of the Bank's allowance for loan losses, general business and economic conditions in the Bank's primary lending and deposit-taking areas, future interest rate fluctuations, competition from various financial and no-financial businesses, the ability of Regent and the Bank to comply with current regulatory provisions and any future changes in such provisions the ability of the Bank to generate loan growth and to improve its net interest margin and other risks that may be described from time to time in the reports Regent is required to file with the Securities and Exchange Commission. Regent cautions potential investors not to place undue reliance on any such forward-looking statements.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

     Regent has instituted two lawsuits to recover damages caused to Regent by individuals and entities which engaged in IPF business with Regent as follows:

Regent National Bank v. K-C Insurance Premium Finance Co., Inc., et al.

     On December 24, 1996, Regent filed a complaint in the United States District Court for the Eastern District of Pennsylvania, in which it asserted claims, in the form of 11 counts, against K-C Insurance Premium Finance Co., Inc. ("K-C"), its principals, Alvin M. Chanin ("Chanin") and Antimo S. Cesaro ("Cesaro"), Chanin's wife, Myra Chanin, and Cesaro's wife, Kimberly Cesaro. The complaint alleges that K-C, Chanin and Cesaro submitted numerous reports to Regent containing false information in order to obtain funds from Regent unlawfully, as well as to induce Regent to devote resources to the IPF business. The complaint also alleges that K-C, Chanin and Cesaro entered into the Servicing Agreement with Regent to provide a variety of services in connection with Regent's IPF business and that K-C, Chanin and Cesaro engaged in numerous violations of the Servicing Agreement. The complaint alleges that K-C, Chanin and Cesaro participated, directly and indirectly, in a pattern of racketeering through multiple acts of bank fraud which constituted violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"). The complaint alleges that K-C, Chanin and Cesaro submitted false and fraudulent computer records and financial statements which grossly overstated the profits generated by the IPF business and substantially understated the losses by such business.

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

     Regent is seeking damages in this action of $1.8 million under the Loan Agreement and for damages in excess of $1 million as a result of harm caused to Regent under the various other counts in this action.

     On May 8, 1997, the defendants filed an answer and counterclaim consisting of three counts: (1) that Regent owes K-C 50% of the profits from the IPF business, as defined in the Servicing Agreement; (2) a request for declaratory judgment that the Loan Agreement is not an enforceable contract because of mutual mistake for fraudulent misrepresentations by Regent, alteration of the note, duress, failure of consideration or material breach of the Loan Agreement and (3) that Cesaro is owed wages by Regent for an undefined portion of 1996. For breach of the Servicing Agreement, K-C is demanding amounts in excess of $100 thousand. For the unpaid wages, no specific dollar amount is demanded.

     The discovery deadline in this case is September 22, 1997. The case goes to the trial pool on October 14, 1997. The parties have exchanged self-executing disclosures under the Federal Rules of Civil Procedure. As of July 25, 1997, there were no motions pending.

     On January 30, 1997, K-C, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro instituted an action against Regent in the Court of Common Pleas of Philadelphia County, docketed at January Term, 1997, No. 2749. The complaint consists of three counts, identical to those counts brought in K-C's counterclaim in the federal court action. After filing preliminary objections to the complaint, the parties agreed, by stipulation, to stay this action pending resolution of the federal court action.

     On April 30, 1997, K-C and Chanin instituted an action against Regent in the Court of Common Pleas of Philadelphia County, docketed at April Term, 1997, No. 3411. The complaint consists of three counts, including counts for fraud, conversion and invasion of privacy in connection with Regent's use of K-C's name on payroll checks issued to former K-C employees. The damages sought are in excess of $50 thousand. The Bank filed preliminary objections to the complaint on May 20, 1997. Those objections are pending as of July 25, 1997.

     On May 13, 1997, Cesaro instituted an action against Regent in the Court of Common Pleas of Philadelphia County, docketed at May Term, 1997, No. 1281. The complaint consists of three counts including fraud, conversion and invasion of privacy, stemming from the appearance of Cesaro's stamped signature on payroll checks to IPF employees subsequent to Cesaro's dismissal by Regent. Cesaro is seeking damages in this action in excess of $50 thousand. The Bank filed preliminary objections to the complaint on June 2, 1997. Those objections are pending as of July 25, 1997.

     On May 22, 1997, Kimberly Cesaro filed a complaint against the Bank in the United States District Court for the Eastern District of Pennsylvania, docketed at 96-CV-8615. The complaint consists of four counts: (1) that the Bank violated the Equal Credit Opportunity Act ("ECOA") in obtaining Kimberly Cesaro's signature on the Loan Agreement and related note; (2) that Regent's actions in doing the same caused Kimberly Cesaro to undergo severe emotional distress and has required "psychotropic medication" and the care of physicians for various symptoms; (3) that Regent's actions have impaired Kimberly Cesaro's credit standing and (4) that Regent's actions have amounted to a "slander of credit."

     Kimberly Cesaro is seeking damages for intentional infliction of emotional distress, interference with respective business relations and slander of credit in an amount of not less than $75 thousand. In addition, on her ECOA claim, Kimberly Cesaro demands actual damages and punitive damages in an unspecified amount as well as a declaratory judgment that the note and the loan documents are void and unenforceable.

     Regent filed a motion to dismiss the complaint on June 19, 1997. The motion was granted and, on July 15, 1997, the complaint was dismissed. Counsel for Kimberly Cesaro has indicated that a motion for reconsideration of the order of dismissal will be filed.

     On May 8, 1997, Laureen Pendelton, a former employee of K-C, filed a complaint against Regent in the Court of Common Pleas of Philadelphia County, docketed at May Term, No. 748. The complaint consists of three counts for fraud, unjust enrichment and violations of the Pennsylvania wage payment and collection law, arising from Regent's failure to provide employment benefits to the plaintiff similar to those provided to Regent employees. Pendelton is seeking damages in an amount in excess of $50 thousand on each count. On June 27, 1997, Regent removed the case to the United States District Court for the Eastern District of Pennsylvania and on July 7, 1997, filed a motion to dismiss the action that remains pending.

Regent National Bank v. Dealers Choice Automotive Planning, Inc. and Payments, Inc.

     On November 27, 1996, Regent filed a complaint in the United States District Court for the Eastern District of Pennsylvania, against Dealers Choice Automotive Planning, Inc. ("DCAP"), an independent retail insurance broker which engaged in IPF business with Regent and which was recruited to do business with Regent by K-C, and an affiliate of DCAP, for breach of contract. The complaint alleges that DCAP and its affiliates entered into a letter of understanding with Regent under which DCAP and its affiliates agreed that the financing of all IPF contracts with Regent would be with recourse. The complaint seeks damages for losses suffered by Regent as a result of funding IPF agreements placed through DCAP. In the action, Regent seeks damages in excess of $100 thousand.

     The defendants have answered this complaint and have asserted a third-party action against individual officers and directors of Regent, (Harvey Porter, Abraham L. Bettinger and Kristen M. Evan) alleging that they were misled by those officers and directors of Regent by fraudulent misrepresentations concerning the recourse provisions of the letter of understanding. The answer also asserts that Regent owes money to the defendants for failure to give 30 days written notice of the termination of the letter of understanding. The answer claims punitive damages in the amount of $500 thousand for the alleged misrepresentation and an amount of not less than $40 thousand for the alleged termination without giving sufficient written notice. This matter is in the initial phases of discovery. Motions to dismiss have been filed by all third party defendants and await disposition.

     On March 20, 1997, DCAP filed a complaint against Regent, and several of its present and former officers and directors, in New York Supreme Court, New York County, docketed at No. 105311/97. The complaint consists of counts including: (1) allegations that Regent breached its contract with DCAP and its brokers in failing to service properly each customer who entered into a premium financing agreement with Regent, resulting in the loss of future profits of at least $1 million and additional consequential injuries in an amount of at least $2 million; (2) allegations of negligence in Regent's performance of its obligations to service the brokers' customers which resulted in injuries of at least $2 million; (3) allegations of fraud on the part of the individual defendants with respect to Regent's intentions regarding its servicing obligations to the brokers' customers; (4) a request for an accounting on a customer by customer basis for any and all refunds or charges against such refunds and (5) a preliminary and permanent injunction barring Regent from converting or otherwise dissipating unearned premium refunds. A motion to dismiss the complaint was filed on May 12, 1997 and remains pending following a hearing thereon on July 7, 1997.

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


Item 4.        Submission of Matters to a Vote of Security Holders.

               (a) Registrant held its Annual Meeting of Shareholders (the "Annual Meeting") on May 28, 1997.

               (b) The names of the directors elected at the Annual Meeting, together with the votes cast for such nominees as well as the votes against or withheld as well as the number of abstentions and broker non-votes, is as follows:

                                                                                 Abstentions and
         Name of Director             Votes For        Votes Withheld           Broker Non-Votes
         ----------------             ---------        --------------           ----------------
      David W. Ring                   1,356,221             24,373                   10,000
      Robert B. Goldstein             1,377,671              2,923                   10,000
      Abraham L. Bettinger            1,376,683              3,911                   10,000
      O. Francis Biondi               1,356,371             24,223                   10,000
      John J. Lyons                   1,337,671              2,923                   10,000
      John W. Rose                    1,377,771              2,823                   10,000

               (c) The only other action taken at the Annual Meeting was the adoption of Registrant's 1997 Equity Incentive Plan (the "Plan"). 1,052,302 votes were cast for the Plan, 56,946 votes were cast against the Plan and there were 281,346 abstentions and broker non-votes in respect of the Plan.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    27  --  Financial Data Schedule

               (b)  Reports on Form 8-K:

                    Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997:

                    1. Registrant filed a Report on Form 8-K dated April 7, 1997 that reported under Item 5 the commencement of the employment of Robert B. Goldstein as Chief Executive Officer of Regent and Regent National Bank (the "Bank") and the sale on April 16, 1997 of 1,120,000 shares of Common Stock of the Bank in a private placement for gross proceeds of $9.5 million.

                    2. Registrant filed a Report on Form 8-K dated June 25, 1997 that reported under Item 5 the termination of the written agreement dated October 10, 1996 between the Bank and the Office of the Comptroller of the Currency.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGENT BANCSHARES CORP.



                                   By:
                                       ----------------------------------------
                                       Joel E. Hyman, Executive Vice President,
                                           Chief Financial Officer and Treasurer


Dated:  August 14, 1997