Form 10-Q
period 1997-09-30
REGENT BANCSHARES CORP
filed 1997-11-14
CIK 846979

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________  to  ___________

Commission File Number  0-17753

                             REGENT BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                         23-2440805
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1430 Walnut Street, Philadelphia, PA                               19102
(Address of principal executive offices)                        (Zip Code)

                                 (215) 546-6500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
                (Former name and address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No ___

     The number of shares of the Registrant's Common Stock and Series A Convertible Preferred Stock outstanding at September 30, 1997 was 3,117,958 and 224,553, respectively.

Part I.  FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 1997  December 31, 1996
                                                                       ------------------  -----------------
                                                                          (Unaudited)
ASSETS

Cash and due from banks                                                  $   3,898,237       $   4,409,674
Overnight investments                                                        2,001,183           5,083,790
                                                                         -------------       -------------
   Cash and cash equivalents                                                 5,899,420           9,493,464
Investment securities available-for-sale                                    64,882,508          30,469,710
Investment securities held-to-maturity (market value of

    $66,361,168 and $73,250,139, respectively)                              66,901,793          75,082,982
 Loans, net of unearned interest and fees                                   85,590,777          85,069,171
    Less: Allowance for loan losses                                         (1,423,010)         (3,059,773)
                                                                         -------------       -------------
       Net loans                                                            84,167,767          82,009,398
                                                                         -------------       -------------
Accrued interest receivable                                                  1,461,705           1,362,276
Premises and equipment, net                                                    582,408             695,874
Prepaid expenses and other assets                                            2,961,549           2,790,522
                                                                         -------------       -------------
       Total Assets                                                      $ 226,857,150       $ 201,904,226
                                                                         =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                      $  12,268,257       $  10,986,013
    Interest bearing:
       NOW and money market                                                  7,686,962           6,583,384
       Savings                                                              40,630,456          47,830,169
       Certificates of deposit                                             107,096,046         119,726,797
                                                                         -------------       -------------
           Total deposits                                                  167,681,721         185,126,363
Advances from Federal Home Loan Bank of Pittsburgh                          34,195,578             202,621
Subordinated debentures                                                      2,750,000           2,750,000
Accrued interest payable                                                     4,250,586           4,792,911
Other liabilities                                                              226,180             899,614
                                                                         -------------       -------------
       Total Liabilities                                                   209,104,065         193,771,509
                                                                         -------------       -------------
Commitments and contingencies
Shareholders' equity:
       Preferred stock, $.10 par value, 5,000,000 shares authorized
       Series A, 224,553 and 441,272 shares issued and outstanding;
           entitled to $2,245,530 in involuntary liquidation                    22,455              44,127
       Series B, 3,150 and 3,820 shares issued and outstanding;
           entitled to $31,500 in involuntary liquidation                          315                 382
       Series C, 2,655 and 3,025 shares issued and outstanding;
           entitled to $26,550 in involuntary liquidation                          266                 303
       Series D, 2,550 and 3,280 shares issued and outstanding;
           entitled to $25,550 in involuntary liquidation                          255                 328
       Series E, 71,523 and 95,654 shares issued and outstanding;
           entitled to $715,230 in involuntary liquidation                       7,152               9,565
       Common stock, $.10 par value, 10,000,000 shares authorized,
           3,117,958 and 1,228,283 shares issued and outstanding               311,796             122,828




                                                                                                  (continued on next page)

                 See notes to consolidated financial statements.






(Continued)           REGENT BANCSHARES CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 1997  December 31, 1996
                                                                       ------------------  -----------------
                                                                          (Unaudited)

Additional paid-in capital                                                  23,898,183          14,678,375
Accumulated deficit                                                         (6,363,438)         (6,049,921)
Net unrealized loss on securities available-for-sale                          (123,899)           (673,270)
                                                                         -------------       -------------
     Total Shareholders' Equity                                             17,753,085           8,132,717
                                                                         -------------       -------------
         Total Liabilities and Shareholders' Equity                      $ 226,857,150       $ 201,904,226
                                                                         =============       =============



                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                       ------------------------------        -------------------------------
                                                           1997               1996              1997               1996
                                                       ------------       ------------       ------------       ------------
                                                                 (unaudited)                         (unaudited)

Interest income:
     Loans, including fees                             $  1,955,663       $  3,786,961       $  6,021,517       $ 10,493,255
     Investment securities, including dividends           2,186,347          2,018,363          5,999,694          6,434,591
                                                       ------------       ------------       ------------       ------------
         Total interest income                            4,142,010          5,805,324         12,021,211         16,927,846

Interest expense:

     Deposits                                             2,312,424          2,534,942          7,013,370          7,744,316
     Short-term borrowings                                  316,329            506,891            350,437          1,464,820
     Long-term debt                                          52,683            211,087            159,989            634,675
                                                       ------------       ------------       ------------       ------------
         Total interest expense                           2,681,436          3,252,920          7,523,796          9,843,811
                                                       ------------       ------------       ------------       ------------
         Net interest income                              1,460,574          2,552,404          4,497,415          7,084,035
Provision for loan losses                                      --            1,025,000            100,000          5,075,000
                                                       ------------       ------------       ------------       ------------
         Net interest income after provision
              for loan losses                             1,460,574          1,527,404          4,397,415          2,009,035

Non-interest income:

     Service charges on deposit accounts                     33,721             24,421             76,399             70,368
     Other                                                   18,540              4,765             44,256             14,966
     Net gain on sales of assets                             26,275              6,871            594,268             89,668
                                                       ------------       ------------       ------------       ------------
         Total non-interest income                           78,536             36,057            714,923            138,945

Non-interest expense:

     Salaries and employee benefits                         589,371            513,746          2,180,913          1,470,186
     Professional services                                  108,335            202,330          1,478,740            633,759
     Occupancy                                              176,710            177,098            460,706            475,825
     Insurance                                               98,066             43,005            370,808             90,837
     IPF servicing                                           15,847            632,871            566,888          1,724,007
     Other                                                  249,376            314,802            802,015            861,724
                                                       ------------       ------------       ------------       ------------
         Total non-interest expense                       1,237.705          1,883,852          5,860,070          5,256,338
                                                       ------------       ------------       ------------       ------------
Income (loss) before income tax benefit                     301,405           (320,391)          (747,732)        (3,072,301)
Income tax benefit                                             --                 --             (900,000)              --
                                                                                             ------------       ------------
Income (loss) before dividends on preferred stock           301,408           (320,391)           152,268         (3,072,301)
Preferred stock dividends                                  (127,815)           (25,118)          (338,774)          (100,805)
                                                       ------------       ------------       ------------       ------------

Net income (loss)                                      $    173,590       $   (345,509)      $   (186,506)      $ (3,173,106)
                                                       ============       ============       ============       ============

Income (loss) per common share                         $        .06       $       (.30)      $       (.07)      $      (2.83)
                                                       ============       ============       ============       ============
Weighted average number of shares outstanding             3,061,380          1,157,290          2,350,289          1,122,027



                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             Nine Months Ended September 30,
                                                                  1997               1996
                                                              ------------       ------------
                                                                       (unaudited)
Cash flows from operating activities:

  Net loss (income)                                           $    152,268       $ (3,072,301)
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by
     operating activities:

     Provision for loan losses                                     100,000          5,075,000
     Depreciation and amortization                                 333,862            202,400
     Net amortization of premiums and accretion
         of discounts on investment securities                     118,836            658,322
     Net gain on sales of assets                                  (594,268)           (89,668)
     Increase (decrease) in unearned interest and fees            (629,498)           336,341
     Decrease (increase) in accrued interest receivable            (99,429)           224,974
     Decrease (increase) in prepaid expenses
         and other assets                                          423,241           (188,906)
     Decrease in accrued interest payable                         (542,325)          (813,955)
     Decrease in other liabilities                                (273,434)        (2,449,159)
     Purchase of mortgage loans held for sale                         --          (47,337,077)
     Proceeds from sales of mortgage loans
         held for sale                                                --           57,378,856
                                                              ------------       ------------
         Net cash used in (provided by)
              operating activities                              (1,010,747)         9,924,827

Cash flows from investing activities:

     Net decrease (increase) in loans                           (2,028,872)           733,742
     Sale of investment securities available-
         for-sale                                               51,685,924          5,765,666
     Purchase of investment securities available-
         for-sale                                              (87,303,862)              --
     Principal collected on investment securities
         held-to-maturity                                        7,828,577         11,894,989
     Principal collected on investment securities
         available-for-sale                                      2,040,950          5,394,500
     Purchases of premises and equipment                          (110,198)          (231,004)
                                                              ------------       ------------
     Net cash (used in) provided by investing activities       (27,887,481)        23,557,893

Cash flows from financing activities:
     Net decrease in demand, NOW,

         savings and money market deposits                      (4,813,791)        (2,372,142)
     Net decrease in certificates of deposit                   (12,630,751)        (5,771,377)
     Net increase in advances from Federal
         Home Loan Bank of Pittsburgh with original

         maturities greater than three months                   23,992,957               --
     Net increase (decrease) in advances from Federal
         Home Loan Bank of Pittsburgh with original

         maturities of three months or less                     10,000,000        (27,535,668)
     Proceeds from sale of preferred stock                         106,336               --

                                                                             (Continued on next page)

                 See notes to consolidated financial statements






(Continued)          REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             Nine Months Ended September 30,
                                                                  1997               1996
                                                              ------------       ------------
                                                                       (unaudited)

Proceeds from sale of common stock                               8,811,560               --
Capital contribution                                                  --            1,000,000
                                                              ------------       ------------

Net cash provided by (used in) financing activities             25,466,341        (34,629,187)
                                                              ------------       ------------
Net decrease in cash and cash equivalents                       (3,431,887)        (1,196,467)

Cash and cash equivalents, beginning of year                     9,493,464          6,918,680
                                                              ------------       ------------
Cash and cash equivalents, end of period                      $  6,061,577       $  5,722,213
                                                              ============       ============


                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited, consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the consolidated financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank") as of September 30, 1997 and the results of their consolidated operations and cash flows for the nine months ended September 30, 1997 and 1996.

2. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Income (loss) per common share for all periods presented is based on the weighted average number of common shares outstanding, and common stock equivalents, after consideration of preferred stock dividends. Common Stock equivalents include the Series B, Series C, Series D and Series E Convertible Preferred Stock and, in 1996, outstanding stock options and warrants and, in 1997, the 1,586,659 shares of Common Stock issued in August 1997 in exchange for 1,120,000 shares of common stock of the Bank held by shareholders other than Regent. For the nine months ended September 30, 1997 and 1996, the weighted average number of common shares included 639,369 shares and 115,837 shares, respectively, attributable to common stock equivalents.

     Fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 are not presented because they are anti-dilutive.

4. Certain balance sheet reclassifications have been made to data for September 30, 1996 and December 31, 1996 to conform to the current presentation.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for the year ending December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of Regent's earnings per share is not expected to be material.

     In June 1997, the FASB issued two additional Statements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15,1997; earlier application is permitted. Regent has elected not to adopt this Statement prior to its effective date and has not determined which financial statement will be utilized to display comprehensive income. The second Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. Regent has elected not to adopt this Statement prior to its effective date and has not determined if it has any reportable segments.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

     Regent reported net income before preferred stock dividends for the first nine months of 1997 of $152 thousand compared to a net loss of $3.1 million for the first nine months of 1996. For the third quarter of 1997, Regent reported net income before preferred stock dividends of $301 thousand versus a net loss of $320 thousand for the comparable period of 1996. The improvement in Regent's performance in the third quarter of 1997 is a direct result of actions taken in the second quarter of 1997. As previously disclosed, many barriers to profitability were eliminated during that quarter with the receipt of new capital, the sale of problem assets, the reduction of 30% of Regent's full-time positions and the write-off of miscellaneous items. In the third quarter of 1997, the resumption of loan and transaction account growth, the moderate improvement in fee income, the reduced level of operating expenses and the control of credit quality began to build a more solid basis for increasing future profitability.

     Total assets at September 30, 1997 were $226.9 million, which was 7.0% greater than at June 30, 1997 and a 12.4% increase from the total at December 31, 1996. Total loans at September 30, 1997 were $85.6 million, which was 10.9% and 0.6% higher than at June 30, 1997 and at December 31, 1996, respectively. Total deposits were $167.7 million at September 30, 1997, a decrease of 3.8% and 9.4% from the levels at June 30, 1997 and December 31, 1996, respectively, as a result of a management decision to reduce the Bank's reliance on expensive, promotion-driven, time deposits. Shareholders' equity was $17.8 million at September 30, 1997, which was more than two times the level at December 31, 1996. Shareholders' equity at June 30, 1997 of $8.3 million did not include the minority interest of $8.9 million in Bank common stock that was exchanged for Regent common stock on August 27, 1997.

     As a result of improved operating results, several regulatory matters were favorably resolved. As of mid-September 1997, advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB") will not bear any interest cost above posted rates and will not require specific collateral delivery. In addition, at September 30, 1997, the Office of the Comptroller of the Currency (the "OCC") removed a prior restriction and gave permission for the Bank to declare and make periodic dividend payments to Regent for corporate purposes, such as the payment of interest on subordinated debt. Finally, it is expected that the Bank will not be required to pay any FDIC insurance premiums beginning in 1998.

Financial Condition

Capital Adequacy

     Total shareholders' equity at September 30, 1997 was approximately $17.75 million compared to $8.13 million at December 31, 1996. This change is due to net proceeds of $8.81 million from issuance of shares of common stock, the issuance of $106 thousand of Series A Convertible Preferred Stock, a decrease of $549 thousand in the unrealized loss on securities and $152 thousand of net income for the first nine months of 1997.

     Capital adequacy standards adopted by federal banking regulators define capital as Tier 1 and Tier 2 capital. All banks are required to have Tier 1 capital of at least 4% of risk-weighted assets and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists of common shareholders' equity, non-cumulative preferred stock and retained earnings and excludes the effects of unrealized gains or losses on securities available-for-sale. Tier 2 or Total capital includes Tier 1 capital, cumulative preferred stock, qualifying subordinated debt and the allowance for possible loan losses up to a maximum of 1.25% of total risk-weighted assets.

     The following table sets forth the capital ratios of Regent and the Bank as of September 30, 1997 and December 31, 1996 as well as the required minimum regulatory capital ratios.

                                                                                       Required
                                                                                       Regulatory
Regent                             September 30, 1997        December 31, 1996         Minimum
------                             ------------------        -----------------         -------
Risk-based capital:

   Tier 1 capital.........                14.64%                      7.65%               4.00%
   Total capital..........                16.25                       9.39                8.00

Tier 1 leverage ratio.....                 8.27                       4.31                4.00

                                                                                       Required
                                                                                       Regulatory
The Bank                           September 30, 1997        December 31, 1996         Minimum
--------                           ------------------        -----------------         -------
Risk-based capital:

   Tier 1 capital.........                16.84%                      9.95%               4.00%
   Total capital..........                18.02                      11.21                8.00

Tier 1 leverage ratio.....                 9.52                       5.65                4.00


     On June 25, 1997, as a result of the sale of Common Stock of the Bank and other improvements in the financial condition and operations of the Bank, the OCC terminated the Regulatory Agreement that had been in effect between the Bank and the OCC since October 10, 1996. In addition, the Bank was notified that it had satisfied the OCC criteria for a "well-capitalized" institution. Among other things, this designation will eliminate the requirement that the Bank pay FDIC insurance premiums beginning in 1998.

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

     The liquidity position is also strengthened by the establishment of credit facilities with other banks, the Federal Reserve Bank of Philadelphia (the "FRBP") and the FHLB. The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities of up to 20 years at costs that may be more or less expensive than the costs of the Bank's deposit generation process.

Investment Portfolio

     The investment portfolio, consisting principally of mortgage-backed securities and callable federal agencies, is coordinated with the liquidity and interest rate sensitivity position of the Bank. The objectives of the portfolio are to enhance liquidity and earn a reasonable return. The investments in mortgage-backed securities consist of a combination of adjustable and fixed rate securities. Of the total mortgage-backed securities portfolio with an amortized cost of $86.4 million at September 30, 1997, $15.0 million was adjustable rate and $71.4 million was fixed rate. The estimated weighted average life for the fixed rate mortgage-backed securities was 6.5 years at September 30, 1997. The callable federal agencies aggregated $20.2 million at September 30, 1997, with an average expected life, based on estimated call dates, of 1.9 years.

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

     The Bank's objective is to structure its balance sheet, as outlined in the following Interest Sensitivity table as of September 30, 1997, to minimize any significant fluctuation in net interest income. The distribution in the table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds. Deposit liabilities are distributed in two ways. First, certificates of deposit, FHLB advances and subordinated debt are distributed based on existing maturity dates. Second, non-maturity deposits such as NOWs and Savings are divided into a core component, which is not considered interest-sensitive within a year, and a volatile component, which is placed in the 0-3 month time category. This determination is based on a multi-year history in varying interest rate environments.



                                 0 to 3              4 to 12           1 to 3           3 to 5            After
                                 Months              Months            Years            Years             5 Years      Total
                                 ------              ------            -----            -----             -------      -----
                                                                      (in thousands, except percentages)

Investments..................  $ 22,455           $   1,992         $ 29,208          $ 34,953          $ 43,300     $131,908
Loans .......................    33,906               8,600            6,727            19,914            16,740       85,887
Other earning assets.........     2,001              ---              ---               ---               ---           2,001
                               --------            --------         --------          --------          --------     --------
      Total earning assets...  $ 58,362            $ 10,592         $ 35,935          $ 54,867          $ 60,040     $219,796
                               --------            --------         --------          --------          --------     --------

NOW and money market......... $   4,687            $ ---            $  3,000          $ ---             $ ---        $  7,687
Savings......................     2,030              ---              38,600            ---               ---          40,630
Certificates of deposit.....     17,802              45,717           38,200             5,377            ---         107,096
FHLB advances................    10,000              ---              ---               ---               24,196       34,196
Subordinated debt............      ---                2,750           ---               ---               ---           2,750
Net non-interest bearing
    source of funds..........       ---              ---              ---               ---               27,437       27,437
                               --------            --------         --------          --------          --------     --------
      Total sources of funds.  $ 34,519            $ 48,467         $ 79,800          $  5,377          $ 51,633     $219,796
                               --------            --------         --------          --------          --------     --------

Period Gap...................    23,843             (37,875)         (43,865)           49,490             8,407
Cumulative Gap...............    23,843             (14,032)         (55,144)           (8,407)           ---
Cumulative Gap as % of
  total assets...............     10.5%               (6.4%)          (25.1%)            (3.7%)


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

     The portfolios are structured to provide a consistent level of interest income and to generate monthly cash flow to enhance the Bank's ability to manage its liquidity needs. Although the stated maturities of mortgage-backed securities and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value and amortized cost of the Bank's AFS and HTM portfolios at September 30, 1997.


                                              Held-to-Maturity                           Available-for-Sale
                                     Amortized Cost        Market Value          Amortized Cost        Market Value
                                     --------------        ------------          --------------        ------------

U.S. agencies..................$            ---      $            ---              $19,393,907           $19,705,107
Mortgage-backed securities:
  GNMA.........................        10,335,038             10,205,942                ---                   ---
  FHLMC........................        27,421,291             27,383,639            17,431,158            17,212,028
  FNMA.........................        16,323,110             16,077,373            14,861,977            14,653,095
Collateralized mortgage

  obligations..................        12,822,354             12,694,214            10,994,227            10,987,140
Non-marketable equity
  securities...................             ---                   ---                2,325,139             2,325,139
                                      -----------            -----------           -----------           -----------
   Total.......................       $66,901,793            $66,361,168           $65,006,407           $64,882,509
                                      ===========            ===========           ===========           ===========


     The following table sets forth the range of maturities of the Bank's debt securities held-to-maturity at September 30, 1997 based on the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                               Within 1          After 1 But          After 5 But
                                                 Year          Within 5 Years       Within 10 Years         Total
                                           ----------------    --------------       ---------------       -----------

Mortgage-backed securities........         $      ---            $26,129,908           $27,949,531        $54,079,439
Collateralized  mortgage
  obligations.....................                ---              3,049,640             9,772,714         12,822,354
                                           ----------------      -----------           -----------        -----------
   Total..........................         $      ---            $29,179,548           $37,722,245        $66,901,793
                                           ================      ===========           ===========        ===========

Weighted Average Yield............                ---                  6.57%                 7.22%              6.94%



     The following table sets forth the range of maturities of the Bank's debt securities available-for-sale at September 30, 1997 based on the amortized cost, the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                             Within 1            After 1 But          After 5 But
                                               Year             Within 5 Years       Within 10 Years          Total
                                           -----------          --------------       ---------------        ---------

U.S. agencies.....................         $   162,157           $    ---              $19,231,750        $19,343,907
Mortgage-backed securities........              ---               12,697,242            19,595,892         32,293,134
Collateralized mortgage
  obligations.....................           1,523,653                ---                2,048,677         10,994,227
                                           -----------           -----------           -----------        -----------
   Total..........................         $ 1,685,810           $20,119,139           $40,876,319        $62,681,268
                                           ===========           ===========           ===========        ===========

Weighted Average Yield............               8.48%                 7.00%                 7.13%              7.12%


     The following table sets forth those CMOs of the Bank that have a carrying value that exceeded 10% of Regent's shareholders' equity at September 30, 1997. These securities have an investment rating of AA or better.

                                              Carrying Value        Market Value
                                              --------------        ------------
                                                         (in thousands)

PNC

      Series 1997 6 A2......................      $ 2,065              $ 2,065
Continental
      Home Equity Loan Series 96-3 A5 SEQ...        2,049                2,049
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 7.................        2,077                2,077
Bear Stearns Mortgage Securities Inc.
      Series 1992-04........................        2,011                2,006
Saxon Mortgage Security Corp.
      Series 1993-04 Class 1A...............        2,018                1,982
Bank of America
      Series 1997-1 A9......................        5,357                5,357

     Gross unrealized gains and losses on the Bank's mortgage-backed securities held to maturity at September 30, 1997 were $243 thousand and $785 thousand, respectively, and gross unrealized gains and losses on securities available for sale at September 30, 1997 were $341 and $465 thousand. Unrealized losses on the securities generally are the result of higher market interest rates on the securities than the book yield at which the securities are carried on the Bank's financial statements.

Lending

     The Bank's total loans amounted to $85.6 million at September 30, 1997 compared to $85.1 million at December 31, 1996. The small increase from year end 1996 resulted primarily from the runoff of the automobile insurance premium finance ("IPF") receivables, prepayments and principal amortization from the commercial portfolio and the sale of $6.4 million in loans to Carnegie Bank, N.A., which were offset by new loan originations.

     The following table sets forth the types of the Bank's loans outstanding by category as of September 30, 1997 and December 31, 1996:

                                                        September 30, 1997                    December 31, 1996
                                                        ------------------                    -----------------
                                                      Amount              %                 Amount             %
                                                      ------              -                 ------             -

                                                                               (in thousands, except percentages)

Commercial and industrial........................       $39,587          46%                $  46,041         54%
Real estate:
  Construction...................................        11,242          13                     9,421         11
  Mortgages-residential..........................         8,066           9                    10,219         12
  Mortgages-commercial...........................        26,175          31                    15,985         19
Consumer.........................................           817           1                     3,827          4
                                                        -------          ----               ---------        ----
   Total gross loans.............................        85,887          100%                  85,493        100%
                                                                         ====                                ====
Less:

  Net unearned interest and fees.................          (296)                                 (424)
                                                        -------                              --------
  Net loans......................................       $85,591                              $ 85,069
                                                        =======                              ========

     To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities of less than five years. The following table provides a breakdown of the Bank's loans as of September 30, 1997 that have either predetermined interest rates or floating rates:



                                               Within 1         After 1 But           After 5 But
                                                 Year          Within 5 Years       Within 10 Years         Total
                                              ----------       --------------       ---------------      ------------
                                                                          (in thousands)

Predetermined interest rates......            $  3,570            $23,718               $19,708             $46,996
Floating rates....................              36,412              2,020                   459              38,891
                                              --------            -------               -------             -------
    Total.........................             $39,982            $25,738               $20,167             $85,887
                                               =======            =======               =======             =======


Non-performing Assets

     The level of non-performing assets consisting of non-accrual loans, accruing loans past due 90 days or more and foreclosed properties, amounted to $644 thousand, or .28% of total assets, at September 30, 1997, compared to $5.5 million, or 2.73% of total assets, at December 31,1996. At June 30, 1997, total non-performing assets were $349 thousand. The substantial reduction in non-performing assets by the end of the second quarter occurred when the Bank entered into agreements to sell $6.5 million of nonaccruing and other problem loans to several private parties after a brief bidding process. The sale of the assets resulted in a $2.0 million charge-off against the allowance for loan losses. The following table sets forth the Bank's non-performing assets at September 30, 1997 and December 31, 1996.


                                                             September 30, 1997        December 31, 1996
                                                             ------------------        -----------------
                                                                   (in thousands, except percentages)

Non-accrual loans........................................        $    548                      $  3,837
Accruing loans 90 days or more past due..................              64                           977
                                                               ----------                    ----------
   Total non-performing loans............................             612                         4,814
Other real estate owned..................................              32                           700
                                                               ----------                    ----------
   Total non-performing assets...........................        $    644                        $5,514
                                                                 ========                        ======
Non-performing loans to loans............................            .72%                         5.66%
Non-performing assets to total assets....................            .28                          2.73
Non-performing assets to loans and
  other real estate owned................................            .75                          6.43

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial conditions are such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. No interest income was included in the Bank's operating income attributable to non-accrual loans in the first nine months of 1997.

     Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell.

     At September 30, 1997, the Bank's recorded investment in loans that are considered to be impaired was $548 thousand. The related allowance for loan losses was $82 thousand based on the fair value of the underlying collateral. At December 31, 1996, the Bank's recorded investment in loans that are considered to be impaired was $3.8 million. The related credit allowance for these impaired loans was $648 thousand. The reserve evaluation was based on the fair value of the collateral.

         As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity in the Bank's allowance for loan losses for the nine months ended September 30, 1997 and September 30, 1996:


                                                                    September 30, 1997         September 30, 1996
                                                                    ------------------         ------------------

Balance, beginning of period.................................             $3,059,773                $6,500,882
Charge-offs:
  Commercial and industrial..................................              2,303,312                   414,193
  Real estate - residential..................................                495,777                   447,192
  Consumer...................................................                  9,657                 7,474,692
                                                                          ----------                ----------
     Total charge-offs.......................................             $2,808,746                $8,336,077
                                                                          ==========                ==========
Recoveries:
  Real estate................................................            $   320,000                $      ---
  Consumer..................................................                  75,982                 1,240,335
                                                                         -----------                ----------
     Total  recoveries.......................................              1,071,982                 1,240,335
                                                                         -----------                ----------
Net charge-offs..............................................              1,736,764                (7,095,742)
                                                                         -----------                ----------
Provision charged to operations..............................                100,000                 5,075,000
                                                                        ------------                ----------
Balance, end of period.......................................             $1,423,009                $4,480,140
                                                                          ==========                ==========
Annualized net charge-offs as a % of average

  loans and loans held for sale..............................                  2.42%                     4.38%
Allowance for loan losses as a % of
 period end loans and loans held for sale....................                  1.67                      7.55


     Management believes that those loans identified as non-performing are adequately secured and the Bank's allowance for loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the Bank's loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for loan losses at September 30, 1997:

                                                             Amount
                                                             ------

Commercial and industrial...........................       $  500,919
Real estate:
  Mortgages - residential...........................           21,361
  Mortgages - commercial............................              ---
Unallocated.........................................          900,729
                                                           ----------
                                                           $1,423,009

Deposits

     The Bank's total deposits at September 30, 1997 aggregated $167.7 million compared to total deposits at June 30, 1997 of $174.3 million and at December 31, 1996 of $185.1 million. As illustrated in the table below, the composition of the Bank's deposits at September 30, 1997 has remained relatively consistent compared to the composition of its deposits at December 31, 1996, although transaction account balances represent 2% more than they did at year-end 1996. Savings deposits have declined as customers have drawn down balances for normal purposes and alternative investments. Time deposits have decreased as high-yielding funds deposited in past years have been withdrawn to move to alternative investments.


                                             September 30, 1997               December 31,1996
                                            --------------------           -----------------------
                                            Balance          %              Balance             %
                                            -------          -              -------             -

                                                     (in thousands, except percentages)

Demand.............................         $ 12,268          7%           $   10,986            6%
NOW and money market...............            7,687          5                 6,583            4
Savings............................           40,631         24                47,830           26
Certificates of deposit............          107,096         64               119,727           64
                                            --------        ----            ---------         ----
                                            $167,682        100%            $ 185,126         100%
                                            ========        ====            =========         ====


Short-term Borrowings

         Short-term borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs and as a tool in the Bank's asset/liability management process. During the first nine months of
     1997 and 1996, the Bank utilized its credit facilities with the FHLB and, in 1996, with correspondent banks. The borrowings from the FHLB at September 30,1997 are secured by a blanket lien on the Bank's assets, consistent with high-quality member banks.

     The following table summarizes the Bank's short-term borrowing activity for the nine months ended September 30, 1997 and 1996:


                                                          Average                       Weighted
                                                           Amount         Maximum        Average
                                         Balance        Outstanding      Outstanding     Interest    Average
                                       Outstanding         During              at any    Rate at       Rate
                                           9/30           the Period     Month-End         9/30        Paid
                                           ----           ----------     ---------         ----        ----

1997:  FHLB borrowings...............   $34,195,578     $ 8,207,964      $34.105.589      5.58%        5.51%
                                        ===========     ===========      ===========     ======       ======

1996:  FHLB borrowings...............  $  5,914,743     $35,132,791      $47,269,068      5.89         5.53
           Federal funds purchased..            ---         145,073        1,000,000       ---         5.21
                                       ------------     ------------     -----------

                                       $  5,914,743     $35,277,864      $48,269,068                  6.25%
                                       ============     ===========      ===========                  =====


Results of Operations

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     Regent reported net income before dividends on preferred stock of $301 thousand for the third quarter of 1997 compared to a net loss of $320 thousand in the third quarter of 1996. For the first nine months of 1997, Regent had net income of $152 thousand compared to a net loss of $3.1 million for the comparable period of 1996.

     The reported results compare favorably against those of 1996. In 1996, large net losses were directly attributable to charge-offs and expenses associated with the IPF business. The origination of new IPF business was terminated in September 1996, the risk of future loss was eliminated at year-end 1996 and the operation was shut down by June 30, 1997.

Net Interest Income

     Net interest income for the third quarter of 1997 was $1.45 million, or 43% below the level of the same quarter of 1996, and was $4.5 million for the first nine months of 1997, or 37% below the comparable period of 1996. The reason for this decline is related to the unusual circumstances of 1996. The high-yielding, and inordinately high-risk, IPF receivables distort the comparison of net interest income and net interest margin. IPF receivables averaged $21 million throughout the first nine months of 1996 and generated interest income, based on a 20% gross yield, that approximated 17% of interest income. In 1997, virtually no IPF receivables were outstanding and IPF interest income was insignificant. In addition, the participation of approximately $34 million of commercial loans to Carnegie Bank, N.A. in the latter part of 1996, which became a sale of loans as part of the termination of the merger agreement with Carnegie, further lowered earning assets in early 1997 and, therefore, interest income.

     The reported net interest margin for the third quarter and first nine months of 1997 was 2.81% and 3.04%, respectively. These margins compare to levels of 3.83% and 3.70% for the comparable periods in 1996, respectively. Management estimates that the exclusion of IPF income and the replacement thereof with more normal yielding assets would have lowered 1996 margins to the range of 2.70% to 2.75%.

     The following table sets forth a rate/yield analysis for the nine months ended September 30, 1997 and 1996:


                                                               Nine Months Ended September 30,
                                            ----------------------------------------------------------------------
                                                          1997                                   1996
                                            -------------------------------        -------------------------------
                                            Average      Income       Rate/        Average      Income/      Rate
                                            Balance      Expense      Yield        Balance      Expense      Yield
                                            -------      -------      -----        -------      -------      -----
                                                            (in thousands, except for percentages)

Interest-earning assets:

    Securities.....................         $118,616     $ 5,994       6.73%      $129,424     $  6,435       6.63%
    Loans..........................           78,354       6,022      10.27        125,253       10,493      11.16
                                            --------     -------      -----       --------     --------      -----
         Total.....................         $196,970     $12,016       8.14%      $254,677      $16,928       8.85%
                                            ========     =======      =====       ========      =======      =====

Interest-bearing liabilities:

    NOW accounts...................         $  4,320     $    73       2.28%      $  3,807  $        68       2.38%
    Savings........................           43,286       1,579       4.88         50,647        1,852       4.87
    Money market deposits..........            2,878          90       4.21          3,798          121       4.24
    Time deposits..................          113,609       5,271       6.20        123,385        5,703       6.16
    Short-term borrowings..........            8,009         341       5.69         35,278        1,465       5.53
    Long-term advances.............              199          10       6.70         10,207          470       6.13
    Subordinated debt..............            2,750         159       7.75          2,750          165       7.98
                                            --------    --------       -----      --------     --------
         Total.....................         $175,051    $  7,523       5.75%      $229,872      $ 9,849       5.70%
                                            ========    ========       =====      ========     ========       =====

Non-interest bearing
    sources of funds...............         $ 21,919                               $24,875
                                            --------                               -------
Net interest income and
    net interest spread............         $196,970     $ 4,493       2.40%      $254,747      $ 7,084       3.15%
                                            ========     =======       =====      ========      =======       =====
Net interest rate margin...........                                    3.04%                                  3.70%
                                                                       =====                                  =====

Noninterest Income

     Noninterest income is comprised of three major categories: service charges, miscellaneous fees and gains/(losses) on sales of assets. Service charges, which consist primarily of penalty fees on checking accounts, were 38% higher in the third quarter of 1997 than the comparable quarter of 1996 and 52% higher than the second quarter of 1997. The principal reasons for the increase were the more diligent assessment of fees and closer review of waiver activity. Miscellaneous fees, which vary significantly, were substantially higher on a quarterly and year-to-date basis. Gains on asset sales, which are volatile based on market circumstances, were higher in the third quarter of 1997 and consistent with the second quarter of 1997. Net gains resulting from selective restructuring of the available-for-sale investment portfolio are not considered as a normal component of ongoing profitability. Year-to-date gains are substantially higher than in prior periods due to the first quarter 1997 sale of commercial loans and servicing rights on previously sold loan participations to Carnegie Bank, N.A. The 1996 gains were related to the sale of residential mortgages.

Provision for Loan Losses

     The provision for loan losses is determined after management has evaluated the allowance for loan losses. Following the sale of problem loans and a $300 thousand provision expense in the second quarter of 1997, management determined that the allowance for loan losses was adequate at September 30, 1997 and no provision expense was charged to earnings. At September 30, 1997, the allowance represented 1.67% of total loans and 232% of nonperforming loans. The provisions throughout 1996 related solely to the IPF portfolio issues previously discussed.

Noninterest Expense

     Total noninterest expense in the third quarter of 1997 was $1.24 million, or 34% lower than the comparable quarter of 1996. On an annualized basis, this level of expense represents approximately 2.20% of average assets and generally equals the level of operating expenses of Regent at this time.

     The expenses for the first two quarters of 1997 and all of 1996 included substantial amounts for the operation and resolution of the IPF portfolio, the staff expenses for at least 13 positions that were eliminated at the end of the second quarter of 1997, redundant salaries of some executive officers during the management transition that began in the fourth quarter of 1996, higher FDIC insurance costs consistent with the financial condition of the Bank and the one-time charge of $722 thousand in the first quarter of 1997 to reimburse Carnegie for merger-related expenses following the termination of the merger agreement.

Provision for Income Taxes

     With the improvement of a number of aspects of the Bank's financial condition, management determined that the recognition of a portion of the $1.6 million deferred tax asset on the books at December 31, 1996 was appropriate, and Regent recorded a tax benefit of $900 thousand in the second quarter of 1997 in accordance with the principles of FAS 109. Such recognition is consistent with FAS 109 if the Bank is "more likely than not" to incur a tax liability in the near future. The remainder of the deferred tax asset will be recognized when a pattern of profitability is well-established.

Forward-Looking Statements

     All statements contained in this Form 10-Q Report that are not historical facts are based on current expectations. These statements are forward-looking (as defined in the Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially because of various factors. The factors that could cause actual results to vary materially include the ability of the Bank to achieve and maintain profitable operations, the adequacy of the Bank's allowance for loan losses, general business and economic conditions in the Bank's primary lending and deposit-taking areas, future interest rate fluctuations, competition from various financial and non-financial businesses, the ability of Regent and the Bank to comply with current regulatory provisions and any future changes in such provisions, the ability of the Bank to generate loan growth and to improve its net interest margin and other risks that may be described from time to time in the reports Regent is required to file with the Securities and Exchange Commission. Regent cautions potential investors not to place undue reliance on any such forward-looking statements.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             27  --   Financial Data Schedule

        (b)  Reports on Form 8-K:

             Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1997:

             1. Registrant filed a Report on Form 8-K dated July 2, 1997 that reported, under Item 5, the termination on June 25, 1997 of the written agreement between Regent National Bank and the Office of the Comptroller of the Currency.

             2. Registrant filed a Report on Form 8-K dated September 22, 1997 that reported, under Item 5, Registrant's completion of the exchange of 1,586,631 shares of Registrant's common stock for 1,120,000 shares of Regent National Bank's common stock which was issued in a private placement in April 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGENT BANCSHARES CORP.

                                   By: /s/ Joel E. Hyman
                                      ----------------------------------------
                                      Joel E. Hyman, Executive Vice President,
                                      Chief Financial Officer and Treasurer

Dated:  November 14, 1997