Form 10-K
period 1997-12-31
REGENT BANCSHARES CORP
filed 1998-03-31
CIK 846979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


Commission file number 0-17753
                       -------


                             REGENT BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New Jersey                               23-2440805
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


     1430 Walnut Street, Philadelphia, PA                   19102
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip code)


       Registrant's telephone number, including area code: (215) 546-6500
                                                           --------------


        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X     No     .
                                              ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 23, 1998, the aggregate market value (based on the closing sales price on that date on the Nasdaq Small-Cap Market) of the voting stock held by non-affiliates of the registrant was $39,215,374.

Indicate the number of shares outstanding of each of the registrant's shares of common stock, as of the latest practicable date: 3,409,222 shares of Common Stock outstanding on March 23, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                             REGENT BANCSHARES CORP.

                                    FORM 10-K

                                      INDEX

                                                                           Page
                                                                           ----
I.   PART I.

     Item 1.    Business..................................................... 3
     Item 2.    Properties................................................... 6
     Item 3.    Legal Proceedings............................................ 6
     Item 4.    Submission of Matters to a Vote of Security Holders.......... 6

II.  PART II.

     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................ 9
     Item 6.    Selected Financial Data......................................10
     Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................11
     Item 8.    Financial Statements and Supplementary Data..................30
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................57

III. PART III.

     Item 10.   Directors and Executive Officers of the Registrant...........58
     Item 11.   Executive Compensation.......................................60
     Item 12.   Securities Ownership of Certain Beneficial Owners and
                  Management.................................................64
     Item 13.   Certain Relationships and Related Transactions...............67

IV.  PART IV.

     Item 14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K................................................69

                                     PART I

Item 1.  Business.

Regent

     Regent Bancshares Corp. ("Regent") is a one bank holding company incorporated on November 2, 1987 under New Jersey law and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Regent became a bank holding company on June 2, 1989 when it completed the acquisition of all of the authorized capital stock of Regent National Bank (the "Bank"), Regent's only subsidiary. The Bank commenced operations on June 5, 1989. Regent provides banking services through the Bank and does not engage in any activities other than banking activities. Regent is regulated by the Board of Governors of the Federal Reserve System (the "FRB"). The executive offices of Regent are located at 1430 Walnut Street, Philadelphia, Pennsylvania 19102. Regent's telephone number is (215) 546-6500.

Recent Developments

     On March 18, 1998, Regent and the Bank entered into an Agreement and Plan of Merger as amended and restated on March 27, 1998 (the "Merger Agreement") with JeffBanks, Inc. ("JBI") and a wholly owned subsidiary of JBI, JeffBanks Acquisitioncorp. V, Inc. ("JBI Merger Sub") pursuant to which Regent will merge (the "Merger") with and into JBI Merger Sub with Regent as the surviving corporation followed by the merger of Regent with and into JBI with JBI as the surviving corporation and the Bank will merge (the "Bank Merger") with and into Jefferson Bank ("Jefferson") with Jefferson as the surviving bank. The Merger and the Bank Merger are subject to approval by the shareholders of Regent and JBI as well as various regulatory approvals, including approval by the Office of the Comptroller of the Currency (the "OCC"), the FRB and the Pennsylvania Department of Banking.

     The Merger Agreement provides that, upon consummation of the Merger, each outstanding share of Common Stock of Regent will be converted into the right to receive .303 of a share of Common Stock of JBI, and that each outstanding and unexercised option to purchase Common Stock of Regent will be automatically converted into an option to purchase that number of shares of JBI Common Stock as equals the number of shares of Regent's Common Stock purchasable pursuant to such option multiplied by .303 at an exercise price equal to the exercise price of the Regent option divided by .303.

     On March 18, 1998, Regent also entered into a Stock Option Agreement as amended and restated on March 27, 1998 (the "Option Agreement") with JBI whereby JBI was granted an option to purchase up to 678,340 shares of Regent's Common Stock at $14.39 per share under certain circumstances.

     For further information regarding the terms and conditions of the Merger Agreement and the Stock Option Agreement, reference is made to the copies of such agreements filed as exhibits to Regent's Form 8-K Report dated March 18, 1998 and incorporated herein by reference.

     On November 21, 1997, Regent completed the redemption of all then outstanding shares of its Series A through Series E Convertible Preferred Stock. Prior to the redemption, the holders of 548,194 shares of Preferred Stock (97%) elected to convert their Preferred Stock into Common Stock in lieu of receiving the redemption price of $10 per share. The number of shares of Common Stock outstanding at December 31, 1997 was 3.4 million versus 1.2 million at year end 1996.

     On December 31, 1997, the Bank reclassified its $63.5 million portfolio of securities "held to maturity" as "available for sale." The principal benefit of this action is that the Bank's entire balance sheet can now be actively managed as part of the asset/liability management process, which is dedicated to generating a consistent stream of net interest income. On January 15, 1998, the Bank sold $35 million of the investment portfolio in an effort to minimize the impact on future earnings of significant prepayments on mortgage-backed securities and reinvested the proceeds into other debt securities. The net gain from the restructuring of the portfolio was not material. Additional restructuring may occur from time to time as circumstances warrant.

The Bank

     The Bank, as a national bank, is regulated by the OCC and is a member of the Federal Reserve System. The deposits held by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank engages in the commercial banking business, serving the banking needs of its customers with a particular focus on small and medium-sized businesses, professionals and other individuals, with an emphasis on the origination of loans in the $100 thousand to $3.0 million range. The Bank's strategy in providing its services is to attempt to respond to each customer's needs and assure that a customer will deal regularly with the same officer of the Bank. The small and mid-sized business and entrepreneurial market in the Bank's service area is large and the Bank believes it can offer the flexibility, speed and personal attention necessary to serve this large market. The banking and broad business experience of the Bank's officers and directors makes the Bank particularly well-suited to serve the individualized needs of this market. The Bank maintains one office at 1430 Walnut Street, Philadelphia, Pennsylvania 19102, where it conducts all of its banking activities.

     At December 31, 1997, the Bank had $225.6 million in assets, $152.0 million in deposits and $95.1 million in net loans. The Bank's primary service area for Community Reinvestment Act ("CRA") purposes is the Delaware Valley which includes the greater Philadelphia metropolitan area and various counties in New Jersey, Delaware and Maryland.

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

     A broad range of credit facilities are offered to the businesses and residents of the Bank's service area, including commercial loans, home improvement loans, mortgage loans and home equity lines of credit. At December 31, 1997, the Bank's maximum legal lending limit was approximately $3.3 million per borrower.

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

     As of December 31, 1997, Regent and the Bank had a total of 33 employees.

Competition

     There is substantial competition among financial institutions in the Bank's service area, although the Bank believes its relatively small size and emphasis on personal service provide it with a competitive advantage. The Bank competes with new and established local commercial banks, as well as numerous regionally based commercial banks. There is also competition from out of state financial institutions, thrifts and mutually owned savings banks and savings and loan associations. The Bank attracts, and believes it will continue to attract, its customers from the deposit base of such existing banks and financial institutions and from growth in the Delaware Valley. Many of such banks and financial institutions are well-established and well-capitalized, allowing them to do more advertising and promotion and to provide a greater range of services, including trust services, than the Bank. The Bank's strategy has been and will continue to be emphasizing personalized services, offering competitive rates to depositors and making use of commercial and personal ties of the Bank's shareholders, directors, advisory board members, officers and staff to Delaware Valley businesses and residents.

     In recent years, intense market demands, economic pressures and significant legislative and regulatory action have eroded traditional banking industry classifications which were once clearly defined and have increased competition among banks, as well as between banks and other financial institutions. As a result, banks and other financial institutions have had to diversify their services, generally increase interest paid on deposits and become more cost effective. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. Some of the effects on banks and other financial institutions of these market dynamics and legislative and regulatory changes include increased customer awareness of product and service differ ences among competitors and increased merger activity.


Item 2. Properties.

     The Bank leases approximately 20,600 square feet of the first and second floors and basement of 1430 Walnut Street and the third floor of 1426 and 1428 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both Regent and the Bank and serves as the Bank's sole banking location.

     The properties are leased at a rental expense of approximately $210 thousand per annum, excluding taxes, insurance, utilities and janitorial services through 1998 and $87 thousand through May 1999. The leases provide for two 5-year renewal options at then current market rental rates. The leases for the 1430 and 1428 Walnut Street premises include a right of first refusal to purchase the premises.


Item 3. Legal Proceedings.

     The response to this Item is incorporated by reference to the discussion under "Legal Proceedings" in Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Executive Officers of Regent and the Bank

        Name            Age                    Position
        ----            ---                    --------

Robert B. Goldstein     57      President and Chief Executive Officer of Regent
                                and Chairman and Chief Executive Officer of the Bank since April 1997

Barbara H. Teaford      50      President of the Bank since April 1997;
                                Executive Vice President of Regent from 1986 to
                                April 1997; Secretary of Regent since 1990 and
                                Executive Vice President of the Bank from 1986
                                to April 1997

Joel E. Hyman           49      Executive Vice President, Treasurer and Chief
                                Financial Officer of Regent and the Bank since
                                January 1997

Amanda V. Perkins       40      Executive Vice President and Chief Credit
                                Officer of the Bank since April 1997


     Mr. Goldstein became Chairman, Chief Executive Officer and a Director of the Bank and President, Chief Executive Officer and a Director of Regent in April 1997. Mr. Goldstein is serving in these positions pursuant to an Employment Agreement, dated April 7, 1997, among Regent, the Bank and Mr. Goldstein which provides for an initial term of three years, such term to extend automatically for additional periods of one year unless terminated by one of the parties. See Part III, Item 11 of this Form 10-K Annual Report for information regarding the compensation of Mr. Goldstein. Mr. Goldstein succeeded John J. Lyons, who served as the Bank's President and Chief Executive Officer on a interim basis until April 1997 following the resignation of Harvey Porter as the Bank's President and Chief Executive Officer in September 1996. Mr. Goldstein has been engaged in commercial banking for over 30 years. From November 30, 1993 until immediately prior to his employment by Regent and the Bank, Mr. Goldstein served as President and Chief Executive Officer and a director of Lafayette American Bank in Bridgeport, Connecticut. Mr. Goldstein served as Vice Chairman of the Board of National Community Banks, Inc. in West Paterson, New Jersey from January 1992 to November 1993 and as President and a director of Crossland Savings Bank in Brooklyn, New York from March 1991 to January 1992. From 1974 to 1991, Mr. Goldstein served as Senior Vice President and then Executive Vice President of First Interstate Bank of Texas in Houston, Texas.

     Barbara H. Teaford has served as President of the Bank since April 1997 and, prior thereto, had served as the Executive Vice President and a Director of Regent since 1986. She had also been the Executive Vice President and a Director of the Bank since its inception, and the Secretary of Regent since 1990. See
Part III, Item 11 of this Form 10-K Annual Report. From 1985 through 1987, Mrs. Teaford was Vice President and manager of the Southern Asset Based Lending District of The Philadelphia National Bank. From 1984 to 1985, she was a Vice President in the Regional Corporate Banking Division and, from 1981 to 1984, she was a Commercial Officer and Assistant Vice President in the Large Corporate Banking Division, both with The Philadelphia National Bank. From 1982 to 1986, she was a director and Secretary of the Board of Directors of the Central National Bank of Greencastle, Indiana. Mrs. Teaford is a member of the Board of Directors of a number of charitable and civic organizations, including the Pennsylvania Horticultural Society and the Settlement Music School.

     On January 21, 1997, Joel E. Hyman became the Executive Vice President, Treasurer and Chief Financial Officer of the Bank and Regent. See Part III, Item 11 of this Form 10-K Annual Report. From 1993 to 1996, Mr. Hyman served as Executive Vice President, Chief Financial Officer and Treasurer of Farmers & Mechanics Bank located in Middletown, Connecticut until that bank was acquired by Citizens Financial Group. From 1990 to 1993, Mr. Hyman served as Senior Vice President, Chief Financial Officer and Treasurer of Tolland Bank in Vernon, Connecticut. Prior thereto, he served in various officer-level capacities in the Financial Division of Connecticut Bank & Trust Co., Hartford, Connecticut from 1977 to 1990.

     On April 14, 1997, Amanda V. Perkins began serving as Executive Vice President and Chief Credit Officer of the Bank. See Part III, Item 11 of this Form 10-K Annual Report. From November 30, 1993 until immediately prior to her employment by the Bank, Ms. Perkins served as Executive Vice President and Chief Credit Officer of Lafayette American Bank in Bridgeport, Connecticut. Prior thereto, Ms. Perkins was Senior Vice President and Deputy Chief Credit Officer of National Community Bank in West Paterson, New Jersey from January 1992 to November 1993.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Regent's Common Stock is traded on the Nasdaq Small-Cap Market under the symbol RBNK. As of January 3, 1998, there were approximately 209 holders of record of Regent's Common Stock. The following table sets forth the low and high bid prices for Regent's Common Stock as reported by National Quotation Bureau, Inc. for each quarter during 1996 and 1997:

                                                 Low Bid           High Bid
                                                 -------           --------
1996:
     First Quarter....................           $10 1/2           $12 1/4
     Second Quarter...................             7 1/4            11 1/2
     Third Quarter....................             6 1/4             8
     Fourth Quarter...................             5 1/2             6 1/2

1997:
     First Quarter....................             5 1/2             6 7/8
     Second Quarter...................             6 5/8            10 3/4
     Third Quarter....................            10 3/8            11 3/4
     Fourth Quarter...................            11 7/8            14


     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Regent has never paid cash dividends on its Common Stock. Management of Regent intends to follow a policy of retaining any earnings for the foreseeable future for the purpose of strengthening its capital and reserves. See Note 3 to the Consolidated Financial Statements included in Item 8 hereof for information on certain restrictions applicable to the payment of dividends by the Bank to Regent.

Item 6. Selected Financial Data.

                                                                 Year Ended December 31,
                                         -------------------------------------------------------------------
                                           1997            1996          1995            1994         1993
                                         --------        --------      --------        --------     --------
                                              (In thousands, except for per share data and percentages)
Income Statement Data:
Interest income .....................    $ 16,260        $ 21,519      $ 21,160        $ 17,165     $ 15,112
Interest expense ....................      10,231          12,461        12,553          11,373        9,921
                                         --------        --------      --------        --------     --------
Net interest income .................       6,029           9,058         8,607           5,792        5,191
Provision for loan losses ...........         100           5,092         4,905             860          450
                                         --------        --------      --------        --------     --------

Net interest income after provision
 for loan losses ....................       5,929           3,966         3,702           4,932        4,741
Non-interest income .................         811             212           104             202          156
Non-interest expense ................       7,123           7,224         7,396           4,372        3,113
                                         --------        --------      --------        --------     --------
Income (loss) before income taxes ...        (383)         (3,046)       (3,590)            762        1,784
Income tax expense (benefit) ........      (1,375)           (350)         (463)            259          607
                                         --------        --------      --------        --------     --------

Income (loss) before dividends on
  preferred stock ...................    $    992        $ (2,696)     $ (3,127)       $    503     $  1,177
                                         ========        ========      ========        ========     ========

 Basic income (loss) per share (1) ..    $   0.26        $  (2.66)     $  (3.41)       $   0.22     $   0.71
 Book value per share ...............        5.32            4.58          6.55            7.98         8.88

Selected Financial Ratios:
Net interest margin .................        3.00%           3.76%         3.56%           2.37%        2.49%
Non-interest expense  to average
  total assets ......................        3.44(2)         2.94          3.00            1.74         1.44
Return on average total assets ......         .48             N/A           N/A             .20          .55
Return on average shareholders'
  equity ............................        6.84             N/A           N/A            3.89        10.33
Average shareholders' equity to
  average total assets ..............        7.01            4.03          5.50            5.14         5.88
Non-performing assets to total
  assets.............................         .24            2.73          3.49(3)         1.68         1.04
Allowance for possible loan losses as
  a percentage of period end loans
  and loans held for sale ...........        1.44            3.60          5.47(4)         2.10         1.84


Balance Sheet Data:

                                                                          At December 31,
                                                ----------------------------------------------------------------------
                                                  1997          1996            1995              1994          1993
                                                --------      --------        --------          --------      --------
Total assets.................................   $225,619      $201,904        $262,512          $243,450      $243,945
Federal funds sold...........................      3,000         5,000             ---              ---          6,000
Loans, net of unearned interest/fees (5).....     95,051        85,069         118,784            81,248        72,944
Investment securities........................    121,014       105,553         138,722           156,664       156,166
Total deposits...............................    151,997       185,126         196,132           161,061       192,393
Total shareholders' equity...................     18,143         8,133          10,353            12,206        13,126

----------

(1) Earnings per share for all periods presented have been restated for the effects of Regent's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in December 1997.

(2) Excluding $722,000 paid to Carnegie Bank, N.A. for merger-related expenses following the termination of a merger agreement, the ratio of non-interest expense to average total assets for 1997 would have been 3.09%.

(3) Excluding the estimated levels of $4.5 million of loss exposure related to IPF in the numerator and $16.8 million of automobile insurance premium finance ("IPF") receivables in the denominator, the ratio of nonperforming assets to total assets was 1.90% at year end 1995.

(4) Excluding $4.5 million of the allowance for possible loan losses allocated to the IPF portfolio in the numerator and $16.8 million of IPF receivables in the denominator, the ratio of allowance for possible loan losses as a percentage of period end loans and loans held for sale was 1.96% at year end 1995.

(5)  Including mortgage loans held for sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All statements contained in this Form 10-K Annual Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially. The factors that could cause actual results to vary materially include: the ability of the Bank to maintain profitable operations, the adequacy of the Bank's allowance for possible loan losses, general business and economic conditions in the Bank's primary lending and deposit-taking areas, future interest rate fluctuations, competition from various financial and non-financial businesses, the ability of Regent and the Bank to remain in compliance with current regulatory provisions and any future changes in such provisions, the ability of the Bank to continue to generate loan growth and to improve its net interest margin and other risks that may be described from time to time in the reports Regent is required to file with the Securities and Exchange Commission (the "Commission"). Undue reliance should not be placed on any such forward-looking statements.

Financial Overview

     Regent reported net income, before dividends on preferred stock, of $992 thousand, or $.26 per basic share, for the year ended December 31, 1997, compared to a net loss of $2.70 million, or $2.66 per basic share, for the year ended December 31, 1996. The results for 1997 and 1996 include $1.375 million and $350 thousand, respectively, of tax benefits recognized under Statement of Financial Accounting Standards No. 109 ("FAS 109") "Accounting for Income Taxes." The improved results for 1997 compared to 1996 are attributable to many actions taken by the Regent management team that took office in early 1997 to minimize earnings risks and build core profitability, including: the recapitalization of Regent, the reduction of the Bank's workforce, the sale of nonperforming and other problem loans, the establishment of an aggressive new business development program for loans and core deposits, the revision of the Bank's funding strategy, the achievement of significant control over operating expenses and the creation of a new service charge and fee schedule. In addition, Regent's capital structure was significantly simplified during 1997 with the conversion of a substantial portion of outstanding Preferred Stock into Common Stock and the redemption of all remaining outstanding shares of Preferred Stock.

     Total assets of $225.6 million at December 31, 1997 were 11.7% higher than total assets of $201.9 million at December 31, 1996, notwithstanding the sale of $4.0 million of loans sold to Carnegie in January 1997 and the sale of $6.5 million of non-performing loans to private investors in the second quarter of 1997. In particular, loans grew at an annualized rate of 44% in the fourth quarter of 1997, due to new business development efforts implemented by management. See "Loans." In addition, at December 31, 1997 the Bank reclassified its $63.5 million portfolio of "held-to-maturity" securities to "available-for-sale" so that the Bank's entire balance sheet can now be actively managed as part of the asset/liability management process. A planned restructuring of a portion of the portfolio was executed during mid-January 1998 to mitigate the impact on future earnings of significant prepayments on mortgage-backed securities ("MBS"). See "Investment Securities." Total deposits decreased by 18% from $185.1 million at year end 1996 to $152.0 million at year end 1997 as part of a strategic restructuring of the deposit mix away from costly time and savings deposits to core transaction accounts. See "Deposits."

     The 1996 net loss resulted from the provision for loan losses related to the net charge-offs of IPF receivables and the expenses associated with managing the servicing and collection activities of that portfolio. The cessation of writing new IPF business in September 1996 resulted in a rapid runoff of these short-term loans in late 1996 and early 1997 with the last contract maturing in June 1997. At December 31, 1997 and 1996, IPF receivables were $0 and $2.6 million, respectively. For the years ended December 31, 1997 and 1996, the Bank recorded interest and fee income from the IPF portfolio of less than $300 thousand and $3.3 million, respectively.

     Regent recorded a net loss, before dividends on preferred stock, of $2.7 million, or $2.66 per basic share, for the year ended December 31, 1996, compared to a net loss of approximately $3.13 million, or $3.41 per basic share, for the year ended December 31, 1995, both of which were related to the net charge-offs of IPF receivables and the expenses associated with managing the servicing and collection activities of that portfolio. The modest improvement in 1996 compared to 1995 was largely attributable to higher net interest income and the recognition of $350 thousand in tax benefits.

Regulatory Agreement

     In October 1996, due to the losses associated with the charge-offs of IPF receivables and the effect thereof on the Bank's capital adequacy, the Bank entered into a Regulatory Agreement with the OCC pursuant to 12 U.S.C. ss.1818(b). On June 25, 1997, as a result of the sale of Common Stock of the Bank and other improvements in the financial condition and operations of the Bank, the OCC terminated the Regulatory Agreement. In addition, at September 30, 1997, the OCC removed a prior restriction and gave permission for the Bank to declare and make periodic dividend payments to Regent for corporate purposes, such as the payment of interest on subordinated debt. The Bank was also notified that it had satisfied the OCC criteria for a "well-capitalized" institution. Among other results, under current law this designation eliminates the requirement that the Bank pay FDIC insurance premiums in 1998.

Financial Condition

Capital Adequacy

     Capital adequacy is a primary determinant of a financial institution's ability to grow, make acquisitions and protect against any unforeseen loss or adverse economic condition. An evaluation of capital adequacy assesses how an institution's inherent risks impact its ongoing financial net worth and focuses particularly on asset quality, interest rate sensitivity, earnings and liquidity.

     Total shareholders' equity was $18.1 million at December 31, 1997, compared to $8.1 million at December 31, 1996. This change is due to net proceeds of $8.7 million from the issuance of shares of Common Stock, the issuance of $106 thousand of Series A Convertible Preferred Stock, the redemption of $143 thousand in Preferred Stock, a decrease of $301 thousand in the unrealized loss on securities and $992 thousand in net income in 1997.

     Capital adequacy standards adopted by federal banking regulators make capital more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Various levels of risk are assigned to different categories of assets and off-balance sheet activities.

     These standards define capital as Tier 1 and Tier 2 capital. All banks are required to have Tier 1 capital of at least 4% of risk-weighted assets and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists of common shareholders' equity, non-cumulative preferred stock and retained earnings and excludes the effects of unrealized gains or losses on securities available for sale. Tier 2 or Total capital includes Tier 1 capital, cumulative preferred stock, qualifying subordinated debt and the allowance for possible loan losses of up to a maximum of 1.25% of total risk-weighted assets.

     Reference is made to the table in Note 3 to the Consolidated Financial Statements included in Item 8 hereof for information regarding the capital ratios of Regent and the Bank as of December 31, 1997 and 1996 as well as the required minimum regulatory capital ratios for Regent and the Bank.

     As an institution whose deposits are insured by the FDIC, the Bank is also subject to insurance assessments imposed by the FDIC. The actual assessment to be paid by any FDIC-insured institution is based on the institution's assessment risk classification which is determined on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" as those terms are defined in corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, and whether such institution is considered by its bank supervisory agency to be financially sound or to have supervisory concerns. At December 31, 1997, the Bank satisfied the OCC criteria for a "well-capitalized" institution, and, as a result, under current law the Bank is not required to pay FDIC insurance premiums commencing January 1, 1998.

Asset and Liability Management

     Asset and liability management is the process of maximizing net interest income within the constraints of maintaining acceptable levels of liquidity, interest rate risk and capital. To achieve this objective, the Bank has implemented policies and procedures that utilize a combination of selected investments and funding sources with various maturity structures to complement the loan portfolio and deposit base.

Liquidity

     Liquidity represents the ability to generate funds to meet potential cash outflows from deposit customers who need to withdraw funds or borrowers who need available credit.

     Supplementing the Bank's deposit base, liquidity is available from the investment portfolio, which consists primarily of debt securities and MBS issued by U.S. Government agencies and corporations. The marketability of these securities enhances liquidity and the MBS portfolio provides monthly principal and interest cash flows.

     The liquidity position is also strengthened by the existence of overnight credit facilities with other banks, the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the Federal Reserve Bank of Philadelphia (the "FRBP"). The FHLB also provides for borrowings on a fixed or floating rate basis with specified maturities of up to 20 years at costs that may sometimes be less expensive than comparable maturities of Bank time deposits.

Investment Portfolio

     The investment portfolio, consisting principally of MBS and debt securities, is coordinated with the liquidity and interest rate sensitivity position of the Bank. With an emphasis on minimizing credit, capital and market risk, the investment portfolio is considered an extension of loans with the objectives of enhancing liquidity and earning a fair return. The MBS portfolio consists of a combination of adjustable and fixed rate securities with an emphasis on investments with relatively short weighted average lives. Of the total MBS portfolio with an amortized cost of $101.5 million at December 31, 1997, $19.8 million were adjustable rate and $81.7 million were fixed rate. The weighted average life for the MBS portfolio at December 31, 1997 approximated
4.4 years.

Interest Rate Sensitivity

     The evaluation of interest rate sensitivity deals with exposure of net interest income to fluctuations in interest rates. It is management's objective to maintain stability in the growth of net interest income by appropriately mixing interest sensitive assets and liabilities. One tool used by management to gauge interest rate sensitivity is a gap analysis which categorizes assets and liabilities on the basis of maturity date, the date of next repricing and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods, and provides management with an indication of how interest income may be impacted by changing rate scenarios. For example, an institution with more interest sensitive assets than interest sensitive liabilities is said to have a positive gap. In this example, as interest rates rise, a greater volume of assets is repriceable than liabilities. The net result may be an increase in the net interest margin. Conversely, in a declining rate environment, the net interest margin may decline. In addition to the gap analysis, computer simulations are used to evaluate more specifically the impact of a change in interest rates on liquidity, interest rate spreads/margins and operating results. The simulations are a more effective tool than a gap analysis since the simulation analyses are more dynamic. The simulation analyses are particularly beneficial as they can better evaluate the effects of varying prepayment speeds on the income likely to be generated by the Bank's MBS portfolio. Using the results of the simulation analyses, the Bank strives to control its interest rate risk exposure so that its net interest income does not fluctuate beyond a reasonable range.

     The blending of fixed and floating rate loans and investments to match the repricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income. An effective tool used by the Bank in this process has been the availability and flexibility of the various FHLB advance programs, which enable the Bank to match effectively fixed rate assets with a fixed rate funding source.

     The distribution as of December 31, 1997 in the following table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds, based on recent prepayment experience, and callable Federal agency securities are distributed based on their likely call dates. Deposit liabilities are distributed in two ways. First, certificates of deposits, FHLB advances and subordinated debt are distributed based on existing maturity dates. Second, non-maturity deposits such as NOWs and Savings are divided into a core component, which is not considered interest-sensitive within a year, and a volatile component, which is placed in the 0-3 month time category. This determi nation is based on a multi-year history in varying interest rate environments.

                               0 to 3        4 to 12          1 to 3          3 to 5          After
                               Months         Months          Years           Years          5 Years        Total
                              --------       --------        --------        --------        --------      --------
                                                        (in thousands, except percentages)
Investments ............      $ 20,008       $  7,445        $ 20,004        $ 38,930        $ 35,227      $121,614
Loans ..................        35,040          9,074          10,837          19,059          21,361        95,371
Other earning assets ...         3,036           --              --              --              --           3,036
                              --------       --------        --------        --------        --------      --------

Total Earning Assets ...        58,084         16,519          30,841          57,989          56,588       220,021

NOW and money market ...         3,590           --             3,000            --              --           6,590
Savings ................        10,000           --            23,749            --              --          33,749
Certificates of deposit         16,216         44,359          36,021           3,205            --          99,801
FHLB advances ..........        14,000           --              --            34,000             193        48,193
Subordinated debt ......          --            2,750            --              --              --           2,750
Net non-interest bearing
  sources of funds .....          --             --              --              --            28,938        28,938
                              --------       --------        --------        --------        --------      --------

Total Sources of
  Funds ................        43,806         47,109          62,770          37,205          29,131       220,021

Period Gap .............        14,278        (30,590)        (31,929)         20,784          27,457          --

Cumulative Gap .........        14,278        (16,312)        (48,241)        (27,457)           --            --

Cumulative Gap as % of
  total assets .........           6.3%          (7.2)%         (21.4)%         (12.2)%          --            --

Investment Portfolio

     Under the guidelines contained in Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", a bank may maintain a portfolio of securities classified as held-to-maturity ("HTM") or available-for-sale ("AFS"). The HTM portfolio would contain investments that the Bank has the intention and ability to hold until maturity and which are accounted for at amortized cost. The AFS portfolio would consist of securities that may be sold if circumstances warrant and are accounted for at market value with net tax-effected unrealized gains and losses reported as a component of shareholders' equity.

     The AFS portfolio of Regent was actively managed throughout 1997. At December 31, 1996, Regent's investment portfolio represented nearly 52% of Regent's total assets and, at December 31, 1997, nearly 54% of Regent's total assets. As such, sophisticated portfolio management practices were applied to evaluating each security and the overall composition of the portfolio. Due to the significant weighting of the MBS portfolio and collateralized mortgage obligations ("CMOs"), particular attention was paid to the duration, prepayment history and market value of each security to determine the risk to future earnings from potential prepayments in a relatively low rate environment. Management's ability to manage the portfolio actively in accordance with the Bank's asset/liability process was somewhat limited because more than 70% of the total portfolio was classified as HTM at December 31, 1996. All purchases throughout 1997 were classified as AFS and, at December 31, 1997, management reclassified the entire $63.5 million HTM portfolio as AFS. The consequences of the reclassification are that, under FAS 115, management may not designate future securities purchases as HTM and all net tax-effected unrealized gains and losses on the entire portfolio will be reported as a component of shareholders' equity. It is not believed that either consequence will have an adverse effect on shareholder value.

     The portfolios are structured to provide a consistent level of interest income and to generate monthly cash flow to enhance Regent's ability to manage its liquidity needs. Although the stated maturities of MBS and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value of the debt securities classified as AFS and the market value and amortized cost of the debt securities classified as AFS and as HTM at December 31, 1997, 1996 and 1995.

                                        1997                    1996                      1995
                                --------------------    ---------------------     ---------------------
                                Available   Held to     Available    Held to      Available    Held to
                                for Sale    Maturity    for Sale     Maturity     for Sale     Maturity
                                ---------   --------    ---------    --------     ---------    --------
                                                           (in thousands)
U.S. agencies .............     $ 16,993     $ --       $ 10,000     $   --       $   --       $   --
Mortgage-backed securities:
 GNMA .....................        9,959       --           --         11,006         --       $ 12,746
 FHLMC ....................       36,498       --          7,583       30,851       16,738       37,519
 FNMA .....................       29,315       --         10,967       18,467       28,160       22,484
 CMOs .....................       25,148       --           --         14,758         --         18,495
                                --------     ------     --------     --------     --------     --------
    Total .................     $117,913     $ --       $ 28,550     $ 75,082     $ 44,898     $ 91,244
                                ========     ======     ========     ========     ========     ========

     The following table sets forth the range of maturities of the AFS portfolio at December 31, 1997, based on the amortized cost, the weighted average life of the debt securities for each classification and the weighted average yield for each maturity period:

                                        Within 1          After 1 But           After 5 But
                                          Year          Within 5 Years        Within 10 Years         Total
                                        --------        --------------        ---------------        --------
                                                         (in thousands, except percentages)
U.S. agencies......................      $   --             $    --               $16,972            $ 16,972
Mortgage-backed securities.........       2,366              32,519                41,267              76,152
CMOs...............................          --              16,467                 8,923              25,390
                                         ------             -------               -------            --------
    Total..........................      $2,366             $48,986               $67,162            $118,514
                                         ======             =======               =======            ========

Weighted average yield.............        7.27%               6.71%                 6.96%               6.87%


     Gross unrealized gains and losses on the AFS portfolio at December 31, 1997 were $419 thousand and $1.02 million, respectively. During the year ended December 31, 1997, AFS securities totaling $85.4 million were sold at a net gain of $72 thousand. Unrealized losses on securities generally are the result of higher market interest rates on the securities than the book yield at which the securities are carried on the Bank's financial statements.

Loans

     Total loans, consisting of loans held for the portfolio and mortgage loans held for sale, amounted to $95.1 million at December 31, 1997, $85.1 million at December 31, 1996, $118.8 million at December 31, 1995, $81.2 million at December 31, 1994 and $71.8 million at December 31, 1993. The decrease from year end 1995 outstanding loan balances to December 31, 1996 resulted primarily from the sale of $34.2 million in loan participations in 1996. The increase in 1997 reflected renewed management emphasis on increasing the Bank's loan portfolio.

     The following table details the types of loans outstanding by category as of December 31 for each of the past five years:

                                      1997           1996           1995            1994          1993
                                    -------        -------        --------        -------       -------
                                                                     (in thousands)
Commercial and industrial ...       $41,249        $46,041        $ 49,006        $27,406       $23,294
Real estate:
  Construction ..............        11,813          9,421           4,430          1,455         2,219
  Mortgages-residential .....         8,259         10,219          18,926         29,253        17,359
  Mortgages-commercial ......        32,689         15,985          16,168         13,550         5,700
Consumer ....................         1,361          3,827          18,573          4,410           358
                                    -------        -------        --------        -------       -------
     Total gross loans ......        95,371         85,493         107,103         76,074        48,930
  Net unearned interest/fees           (320)          (424)         (1,193)          (215)          218
                                    -------        -------        --------       --------       -------
  Net loans .................       $95,051        $85,069        $105,910        $75,859       $49,148
                                    =======        =======        ========        =======       =======

 Mortgage loans held for sale       $    --        $    --        $ 12,874        $ 5,388       $22,701
                                    =======        =======        ========        =======       =======

     Real estate loans are secured primarily by first mortgages on commercial property in which the loan-to-value ratio is 75% or less and residential properties with a loan-to-value ratio of 80% or less.

     To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate a significant proportion of loans with floating rates and with maturities of less than five years. The following table presents the scheduled maturities of loans that are outstanding as of December 31, 1997:

                                             Within 1           After 1 But          After 5 But
                                               Year           Within 5 Years       Within 10 Years          Total
                                             --------         --------------       ---------------         -------
                                                                         (in thousands)
Commercial and industrial..............      $18,179             $18,090               $ 4,980             $41,249
Real estate:
   Construction........................        4,496               3,504                 3,813              11,813
   Mortgages-residential...............        1,214               1,213                 5,832               8,259
   Mortgages-commercial................          707              13,426                18,556              32,689
Consumer...............................          653                 467                   241               1,361
                                            --------             -------              --------            --------
    Total..............................      $25,249             $36,700               $33,422             $95,371
                                             =======             =======               =======             =======

     The table below provides a breakdown of loans as of December 31, 1997 that have either predetermined interest rates or floating interest rates:

                                             Within 1           After 1 But          After 5 But
                                               Year           Within 5 Years       Within 10 Years          Total
                                             --------         --------------       ---------------         -------
                                                                          (in thousands)
Predetermined interest rates.......          $ 3,041             $25,843               $26,555             $55,439
Floating interest rates............           22,208              10,857                 6,867              39,932
                                             -------             -------               -------             -------
     Total.........................          $25,249             $36,700               $33,422             $95,371
                                             =======             =======               =======             =======

     The Bank is primarily a commercial lender to businesses and professionals located principally in the greater Philadelphia metropolitan area. The essential lending products include: term loans, commercial lines of credit and letters of credit, commercial mortgages and loans to executives and professionals.

     The Bank targets entrepreneurial commercial customers with sales volumes of up to $40 million on an annual basis. The Bank has conservative underwriting standards and utilizes all of the following criteria in its basic underwriting methodology:

     o Although the Bank has a legal lending limit of approximately $3.3 million, the Bank keeps loan exposures small and within strict geographic boundaries within its market area.

     o The Bank's loan portfolio is generally secured with almost no uncollateralized loan exposures.

     o Virtually all loans are personally guaranteed by principal owners of the businesses and companies with which the Bank does business. There is almost no non-recourse paper in the portfolio.

     o As a principal line of business, the Bank also purchases participations from other community banks within the Bank's market area.

Asset Quality

Non-performing assets

     The level of non-performing assets, consisting of non-accrual loans, accruing loans past due 90 days or more and other real estate, totaled $534 thousand, or .24% of total assets at December 31, 1997 compared to $5.5 million, or 2.73% of total assets at December 31, 1996. The decrease was directly attributable to the sale, in the second quarter of 1997, of $6.5 million of non-performing and other problem loans to several private parties after a brief bidding process. The sale of the assets resulted in a $1.9 million charge-off against the allowance for possible loan losses. The following table details the Bank's non-performing assets at December 31 of the following years:

                                   1997        1996         1995         1994         1993
                                   ----       ------       ------       ------       ------
                                             (in thousands, except percentages)
Non-accrual loans ...........      $496       $3,837       $3,568       $3,685       $2,123
Accruing loans 90 days
  or more past due ..........         8          977        1,094          394          420
Nonperforming IPF receivables        --           --        4,500           --           --
                                   ----       ------       ------       ------       ------

Total non-performing loans ..       504        4,814        9,162        4,079        2,543
Other real estate ...........        30          700           --           --           --
                                   ----       ------       ------       ------       ------

Total non-performing assets .      $534       $5,514       $9,162       $4,079       $2,543
                                   ====       ======       ======       ======       ======

Non-performing loans to
  period end loans and loans
  held for sale .............       .52%        5.66%        7.71%        5.01%        3.55%
Non-performing assets
  to total assets ...........       .24         2.73         3.49         1.68         1.04

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. The table below shows the effect on interest income of placing loans on non-accrual status for the three years from 1995 to 1997.

                                                       1997      1996      1995
                                                       ----      ----      ----
                                                            (in thousands)
Interest income not recognized due
   to non-accrual status .........................      $58      $335      $355
Interest income included in operating
   income attributable to non-accrual status......       --        16        79

     Other real estate represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell. Included in other assets at December 31, 1997 is a $1.1 million receivable representing the sale of a portfolio of previously non-performing truck leases to a servicer who has been and will continue to remit collections to the Bank per the sales agreement.

     The allowance for possible loan losses related to loans that are impaired, as defined by Statement of Financial Accounting Standards No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 ("FAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral for certain collateral dependent loans. Commercial, industrial and mortgage loans are evaluated for impairment on an individual basis. Until September 1996, consumer loans were comprised primarily of IPF loans.

     Factors influencing management's recognition of impairment include decline in collateral value, lack of performance under loan agreement terms, including evaluation of late payments or non-payment, lack of performance under other creditors' agreements or obligations (i.e. non-payment of taxes or non-payment of loans to other creditors), financial decline significantly different from status at loan inception, litigation or bankruptcy of the borrower and significant change in ownership or loss of guarantors to the detriment of credit quality.

     At December 31, 1997, the recorded investment in loans that are considered to be impaired as defined by FAS 114 and FAS 118 was $496 thousand. The related allowance for possible loan losses for these impaired loans was $74 thousand. The reserve evaluation was based on the fair value of the collateral. The average investment in impaired loans was $1.8 million and $3.1 million in 1997 and 1996, respectively.

     As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for possible loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for possible loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for possible loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity from 1993 to 1997 in the allowance for possible loan losses:

                                                1997            1996           1995            1994           1993
                                              --------        --------      ---------        --------       --------
                                                                 (in thousands except percentages)
Balance, beginning of period.............     $3,059.8       $ 6,500.9       $1,713.4        $1,321.2       $1,077.6
                                              ========       =========       ========        ========       ========
Charge-offs:
  Commercial and industrial..............     $1,297.0       $   596.4       $    1.0        $  138.2       $  54.4
  Real estate - construction.............           --              --             --            22.5             --
  Real estate - commercial...............        618.4              --             --              --          190.0
  Real estate - residential..............        495.8           452.4          127.7           355.4             --
  IPF....................................           --         8,966.7             --              --             --
  Installment...........................           9.7              --             --            36.0             --
  Leases.................................        452.3              --             --              --             --
                                              --------       ---------       --------        --------       --------
  Total charge offs......................     $2,873.2       $10,015.5       $  128.7        $  552.1       $  244.4
                                              --------       ---------       --------        --------       --------
Recoveries:
  Commercial and industrial..............      $    --       $      --       $    1.2        $   84.3         $  3.6
  Real estate - commercial...............           --              --             --              --           34.4
  Real estate - residential..............        320.0              --            2.0              --             --
  IPF....................................        756.9         1,482.2             --              --             --
  Installment............................          3.5              --            8.0              --             --
                                              --------       ---------       --------        --------       --------
     Total  recoveries..................       1,080.4         1,482.2           11.2            84.3           38.0
                                              --------       ---------       --------        --------       --------
Net charge-offs..........................     (1,792.8)       (8,533.3)        (117.5)         (467.9)        (206.4)
                                              --------       ---------      ---------        --------       --------
Provision charged to operations.........         100.0         5,092.2        4,905.0           860.0          450.0
                                              --------       ---------       -=------        --------       --------
Balance, end of year.....................     $1,367.0       $ 3,059.8       $6,500.9        $1,713.4       $1,321.2
                                              ========       =========       ========        ========       ========
Net charge-offs as a % of average
  loans and loans held for sale..........         2.22%(1)         .90%(2)        .13%            .60%           .37%

Allowance for possible loan losses as
  a % of period end loans and loans
  held for sale..........................         1.44            3.60           5.47(3)         2.10           1.84

----------
(1) Excluding charge-offs of $1.9 million associated with the loan sale in the second quarter of 1997, there would have been a net recovery of .13%.
(2)  Excluding IPF net charge-offs.
(3) Excluding $4.5 million of the allowance for possible loan losses allocated to the IPF portfolio in the numerator and $16.8 million of IPF receivables in the denominator, the ratio of the allowance for possible loan losses as a percentage of period end loans and loans held for sale was 1.96% at year end 1995.

     Management believes that those loans identified as non-performing are adequately secured and the allowance for possible loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. Prior to 1995, management generally did not allocate the loan loss reserve across the various loan categories. In 1995, in connection with the adoption of FAS 114 and FAS 118, management began formally allocating the reserve to specific loan categories. The following table sets forth the allocation of the Bank's allowance for possible loan losses for each of the five years ended December 31, 1997:

                              1997                  1996                  1995                  1994                  1993
                      -------------------  --------------------  --------------------  --------------------  ---------------------
                                   % of                  % of                  % of                  % of                  % of
                                 Loans to              Loans to              Loans to              Loans to               Loans to
                                  Total                 Total                 Total                 Total                  Total
                      Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount       Loans
                      ------     --------  --------    --------  --------    --------  --------    --------  --------     --------
                                                          (in thousands, except percentages)
Commercial and
  industrial......    $101.2        43%    $1,027.1        54%   $  812.8        46%   $     --        36%   $     --        48%
Real Estate:
  Construction....     249.3        12        106.2        11        98.9         4          --         2          --         5
  Mortgages-
   residential....      39.2         9        439.9        12       417.9        18       750.0        38          --        35
  Mortgages-
   commercial.....     130.8        34        127.5        19          --        15          --        18          --        12
  IPF.............        --        --           --         2     4,500.0        15          --        --          --        --
Consumer .........        --         2          9.5         2          --         2          --         6          --        --
Unallocated.......     846.5       N/A      1,349.6       N/A       671.3       N/A       963.4       N/A     1,321.3       N/A
                   ---------       ---     --------       ---    --------       ---    --------       ---    --------       ---
                    $1,367.0       100%    $3,059.8       100%   $6,500.9       100%   $1,713.4       100%   $1,321.3       100%
                    ========       ===     ========       ===    ========       ===    ========       ===    ========       ===

Deposits

     Total deposits at December 31, 1997 were $152.0 million, 18% lower than total deposits of $185.1 million at December 31, 1996. Important decisions were made to address the high-cost of funding that existed at the beginning of 1997. Management focused on the disproportionate level of time deposits relative to total deposits and the need to build a larger base of core transaction accounts. As such, time deposit rates were maintained at competitive, but not excessively high, levels and retention of maturing deposits was reasonably good. In addition, new business development efforts aimed at generating new loan activity also included a focus on establishing new deposit relationships. In the latter part of 1997, the Bank introduced a simple, convenient escrow deposit product designed to meet the needs of real estate management companies and law firms in a co-venture arrangement with a third party. Finally, as of the beginning of 1998, the Bank eliminated the 5.00% annual percentage yield guarantee on statement savings accounts. That product was replaced with two alternative savings products, the rates on which are lower than the statement savings accounts and tiered based on average deposit size. While some attrition did occur following the announcement of the changes, the majority of the funds stayed in the new savings products or was reinvested in time deposits.

                                                                For the Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                                  1997                      1996                       1995
                                         ----------------------    ----------------------     -----------------------
                                          Average      Average      Average      Average       Average       Average
                                          Balance      Rate (%)     Balance      Rate (%)      Balance       Rate (%)
                                         ----------    --------    ----------    --------     ----------     --------
                                                              (in thousands, except percentages)
Demand..............................     $  9,577.7      --        $ 10,705.2        --       $ 10,404.0       --
NOW and money market ...............        7,253.1      2.89         7,453.7       3.33        12,518.8       3.48
Savings.............................       42,328.7      4.87        49,870.7       4.88        53,283.1       4.86
Certificates of deposit ............      110,671.6      6.22       122,657.0       6.18       102,779.5       6.32

     Certificates of deposit of $100 thousand or more at December 31, 1997 had the following maturities (in thousands):

     Three months or less.........................................      $ 2,439
     Three months through six months..............................          892
     Six months through twelve months.............................        3,774
     Over twelve months...........................................        3,933
                                                                        -------

         Total....................................................      $11,038
                                                                        =======

Borrowings

     Borrowings supplement the deposit base of the Bank in supporting the asset base, the asset growth and asset/liability management strategies. The Bank has regularly used its credit facility with the FHLB, the borrowings from which are secured by a blanket lien on the assets of the Bank. During 1997, the aforementioned decline in deposits and the growth in the balance sheet required borrowings of $48 million from year end 1996 to year end 1997. Of the year end 1997 total, $36 million of the borrowings were fixed rate advances with five-year maturities and conversion options, at the discretion of the FHLB, into floating rate advances after 6 month or 1 year intervals. Such advances are putable by the Bank, with no penalty. The remainder were overnight advances. In January 1998, the overnight advances were replaced by other fixed rate advances with similar conversion features. Such advances are substantially less expensive than comparable maturity retail time deposits and are generally used to fund commercial loans with similar average lives.

     The following table summarizes the Bank's borrowing activity for the years ended December 31, 1997, 1996 and 1995:

                                                                Average                           Weighted
                                                                Amount            Maximum          Average
                                                Balance       Outstanding       Outstanding        Interest       Average
                                              Outstanding       During            at any           Rate at         Rate
                                                 12/31        the Period         Month-End          12/31          Paid
                                              -----------     -----------       -----------       ---------       -------
                                                                   (in thousands, except percentages)
1997:    FHLB borrowings................       $48,193.1       $15,429.1         $48,193.1          5.52%          5.60%
         Federal funds purchased........              --              --                --            --              --
                                               ---------       ---------         ---------          ----           -----
                                               $48,193.1       $15,429.1         $48,193.1          5.52%          5.60%
                                               =========       =========         =========          ====           ====

1996:    FHLB borrowings................       $     203       $34,634.9         $47,269.1          6.70%          5.55%
         Federal funds purchased........              --           110.0           1,000.0            --           5.22
                                               ---------       ---------        ----------          ----           ----
                                               $     203       $34,744.9         $48,269.1          6.70%          5.55%
                                               =========       =========         =========          ====           ====

1995:    FHLB borrowings................       $33,443.8       $44,522.1         $66,155.2          6.02%          6.23%
         Federal funds purchased........              --           235.3                --            --           5.69
                                               ---------       ---------         ---------          ----           ----
                                               $33,443.8       $44,757.4         $66,155.2          6.02%          6.23%
                                               =========       =========         =========          ====           ====

Results of Operations

     Regent reported net income, before dividends on preferred stock, of $992 thousand, or $.26 per basic share, for year ended December 31, 1997 compared to a net loss, before dividends on preferred stock, of $2.70 million, or $2.66 per basic share, for the year ended December 31, 1996. The improved results in 1997 were attributable to the elimination of the substantial provision for possible loan losses and other operating costs associated with the IPF business and the recognition of $1.38 million in deferred tax benefits, which more than offset the lower net interest income attendant to the smaller asset size of the Bank in 1997 compared to 1996.

     The net loss of $2.70 million for the year ended December 31, 1996 was moderately lower than the net loss of $3.13 million for the year ended December 31, 1995. The smaller loss in 1996 was attributable to an increase in net interest income, as gains on sale of residential mortgages available-for-sale were offset by a higher loan loss provision.

Net Interest Income

     Net interest income for the year ended December 31, 1997 was $6.0 million, which was 33% lower than the $9.1 million reported for the prior year. The reasons for the decrease are directly related to the reduced level of average earning assets. This decrease occurred as part of Regent's effort to improve its capital ratios by curtailing its mortgage warehousing lending program, selling $34.2 million of loan participations to its then-proposed merger partner Carnegie Bancorp in late 1996 and ceasing to write new IPF loans after September 1996. Overall, earning assets were 17% lower in 1997 than in 1996 and loans were 31% lower.

     Following the recapitalization of the Bank in April 1997, contemporaneously with the arrival of the new management team, and the revitalization of commercial business development activities in the second and third quarters of 1997, loan balances and total earning assets have resumed a strong growth pattern. In the fourth quarter of 1997 loans grew at an annualized pace of 44%, ending the year at $95.1 million.

     An analysis of net interest income also requires a review of asset composition. In 1996, 13% of average loans and 13% of interest income was related to high-yielding, high-risk, IPF receivables. Following the discontinuation of this business in September 1996, the receivables decreased quickly due to paydowns and charge-offs. In 1997, IPF loans and income were less than 1% of average loans and interest income.

     Regent's net interest margin was 3.00% in 1997 versus 3.76% in 1996. While the cost of interest-bearing liabilities was unchanged at 5.73%, the yield on earning assets declined to 8.09% in 1997 from 8.94% in 1996 due to the reasons cited above. In the fourth quarter of 1997, the net interest margin was 2.88% and represents a more normalized base. Improvements in the margin in 1998 are expected to occur as the proportion of loans to earning assets increases, the cost of interest-bearing liabilities decreases and non-interesting bearing deposits continue to grow. The overall interest-sensitivity profile of the balance sheet at year end 1997 is considered to be moderate. See "Asset and Liability Management."

Non-interest Income

     Non-interest income is comprised of three major categories: service charges, miscellaneous fees and net gains (losses) on sales of assets. Service charges were 16% higher in 1997 than in 1996. During 1997, the Bank began to reevaluate its service charge structure, with a thorough analysis of its competitive environment, cost structure and customer base. Before any changes were put into effect, the Bank established more stringent waiver criteria. As a result, service charges in the second half of 1997 were 83% higher than in the first half of 1997. In the first quarter of 1998, the Bank modified its fee structure for the first time in three years by changing some fees and adding new ones. The additional revenue to be generated from this new fee structure is uncertain. These efforts will continue as the competitive environment and the Bank's array of products evolve.

     Miscellaneous fees, which vary significantly, were more than twice as high in 1997 as in 1996. The Bank is considering the addition of other fee-generating products, such as payroll services, which meet the needs of its customer base.

     Net gains on asset sales of $640 thousand in 1997 were higher than prior years and accounted for 79% of the Bank's non-interest income in 1997. The net gains on asset sales were comprised of the following: $711 thousand related to the gain on the sale of loans and loan participations to Carnegie Bank, N.A., $143 thousand of losses incurred in the disposition of problem loans and repossessed properties and $72 thousand in gains resulting from the sale of securities.

Provision for Possible Loan Losses

     A provision for possible loan losses of $100 thousand was recorded for the year ended December 31, 1997 compared to $5.1 million for the prior year. The determination of the provision for possible loan losses is dependent on management's assessment of the adequacy of the allowance for possible loan losses. No provision for possible loan losses was incurred in the second half of 1997. See "Asset Quality." The large provision in 1996 related directly to the charge-offs incurred in connection with IPF loan portfolio.

Non-interest Expense

     Total non-interest expense declined modestly from $7.2 million in 1996 to $7.1 million in 1997. However, the composition of expenses in the two years was very dissimilar, and the rate at which non-interest expense was incurred in the latter half of 1997 was substantially lower than the rate earlier in the year. Non-interest expense in 1996 included substantial operating, legal and consulting expenses related to the IPF business. Non-interest expense in 1997 included non-recurring items, including: 1) the final costs of discontinuing the IPF business and winding down the existing portfolio; 2) the 1997 first quarter cost of $722 thousand to reimburse Carnegie Bancorp for merger-related expenses following the termination of a merger agreement; 3) duplicative costs of certain executive salaries associated with the arrival of a new management team pending the expiration of previously existing employment agreements of former management; 4) severance costs associated with the elimination of 30% of the Bank's full-time positions in the second quarter of 1997; 5) increased FDIC insurance premiums related to the deterioration of the financial condition of the Bank in late 1996; 6) consulting and legal costs incurred in the sale of problem assets in the second quarter of 1997 and 7) heavier than normal advertis ing and marketing expenses associated with new business development efforts.

     Expenses in the third and fourth quarter were more normal at an annualized running rate of about $5 million, or 2.5% of average assets. Even this level contained approximately $320 thousand of annualized FDIC insurance premiums that will not be required under current law commencing in January 1998 due to the improved financial condition of the Bank.

Provision for Income Taxes

     Regent recorded a tax benefit of $1.375 million for the year ended December 31, 1997. The tax benefit, which was recorded in the second and fourth quarters of the year, reflected the recognition of Regent's net deferred tax asset that was recorded as of year end 1996, consistent with the principles of FAS 109. FAS 109 requires that the tax benefit of net operating loss carryforwards and temporary timing differences be recorded as an asset to the extent that management estimates that such assets are "more likely than not" to be realized through the generation of future taxable income.

Consolidated Average Balance Sheets and Rate/Yield Analysis

                                                            1997                                 1996
                                             ----------------------------------     -------------------------------
                                               Average        Income/     Rate/      Average       Income/    Rate/
                                               Balance        Expense     Yield      Balance       Expense    Yield
                                             ----------      ---------    -----     ----------    ---------   -----
                                                                        (in thousands, except for percentages)
ASSETS
Interest-earning assets:
  Overnight investments(1) ...........       $  3,476.8      $   199.9     5.75%    $  1,475.8    $    82.6    5.60%
  Investment securities and securities
    available for sale ...............        117,119.7        7,946.2     6.78      123,449.0      8,215.5    6.65
  Loans and loans held for sale (2) ..         80,479.3        8,113.8    10.08      115,859.9     13,221.1   11.41
                                             ----------      ---------    -----     ----------    ---------   -----
    Total interest-earning assets ....       $201,075.8      $16,259.9     8.09%    $240,784.7    $21,519.2    8.94%
                                             ----------      ---------    -----     ----------    ---------   -----
Cash and due from banks ..............          3,403.5                                4,480.4
Premises and equipment, net ..........            625.1                                  753.3
Other assets .........................          3,934.3                                3,409.4
Allowance for possible loan losses ...         (2,056.8)                              (3,581.7)
                                             ----------                             ----------
    Total assets .....................       $206,981.9                             $245,846.1
                                             ==========                             ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW ................................       $  4,444.7      $    97.4     2.19%    $  3,783.4    $    91.1    2.41%
  Savings ............................         42,328.7        2,062.4     4.87       49,870.7      2,433.2    4.88
  Money market deposits ..............          2,808.4          112.4     4.00        3,670.3        157.0    4.28
  Time deposits ......................        110,671.6        6,881.1     6.22      122,657.0      7,577.3    6.18
  Borrowings .........................         15,429.1          863.3     5.60       34,854.9      1,982.7    5.70
  Subordinated debt ..................          2,750.0          213.7     7.77        2,750.0        220.2    8.00
                                             ----------      ---------              ----------    ---------
  Total interest-bearing liabilities .        178,432.5      $10,230.3     5.73%     217,586.3    $12,461.5    5.73%
                                                             ---------                            ---------
Demand deposits ......................          9,577.7                               10,705.2
Other liabilities ....................          4,461.5                                7,652.7
                                             ----------                             ----------
    Total liabilities ................        192,471.7                              235,944.2
                                             ----------                             ----------
Shareholders' equity .................         14,510.2                                9,901.9
                                             ----------                             ----------
  Total liabilities and
    shareholders' equity .............       $206,981.9                             $245,846.1
                                             ==========                             ==========

Net interest income and net
  interest spread ....................                       $ 6,029.6     2.35%                  $ 9,057.7    3.21%
                                                             =========    =====                   =========   =====

Net interest rate margin .............                                     3.00%                               3.76%
                                                                          =====                               =====


                                                              1995
                                                 --------------------------------
                                                  Average       Income/     Rate/
                                                  Balance       Expense     Yield
                                                 ----------    ---------    -----

ASSETS
Interest-earning assets:
  Overnight investments(1) ...........           $    236.4    $    10.7     4.53%
  Investment securities and securities
    available for sale ...............            148,559.4      9,988.0     6.72
  Loans and loans held for sale (2) ..             92,743.7     11,160.8    12.03
                                                 ----------    ---------
    Total interest-earning assets ....           $241,539.5    $21,159.5     8.76%
                                                 ----------    ---------
Cash and due from banks ..............              4,476.9
Premises and equipment, net ..........                643.4
Other assets .........................              2,806.5
Allowance for possible loan losses ...             (1,838.0)
                                                 ----------
    Total assets .....................           $247,628.3
                                                 ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW ................................           $  4,055.9    $   102.1     2.52%
  Savings ............................             53,283.1      2,588.8     4.86
  Money market deposits ..............              8,462.9        333.5     3.94
  Time deposits ......................            102,779.5      6,493.1     6.32
  Borrowings .........................             45,209.0      2,816.0     6.23
  Subordinated debt ..................              2,750.0        219.6     7.99
                                                 ----------    ---------    -----
  Total interest-bearing liabilities .            216,540.4    $12,553.0     5.80%
                                                 ----------    ---------
Demand deposits ......................             10,404.0
Other liabilities ....................              7,053.2
                                                 ----------
    Total liabilities ................            233,997.5
                                                 ----------
Shareholders' equity .................             13,630.8
                                                 ----------
  Total liabilities and
    shareholders' equity .............           $247,628.3
                                                 ==========

Net interest income and net
  interest spread ....................                         $ 8,606.5     2.96%
                                                               =========    =====

Net interest rate margin .............                                       3.56%
                                                                            =====

----------

(1)  Includes federal funds sold and interest-bearing deposits due from banks.

(2) For purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Additionally, the yield on IPF loans includes interest income on delinquent loans.


Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. The following table sets forth for the years ended December 31, 1997 compared to December 31, 1996 and December 31, 1996 compared to December 31, 1995, the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

                                                1997 Compared to 1996                   1996 Compared to 1995
                                        -------------------------------------  ---------------------------------------
                                                                 Net Increase                             Net Increase
                                          Volume        Rate     (Decrease)(1)   Volume      Rate         Decrease)(1)
                                        ---------    ---------   ------------- ---------    -------       ------------
                                                                       (in thousands)
Overnight investments(2) ..........     $   112.2    $    17.9    $   130.1    $    58.7    $  (1.5)       $    57.2
Investment securities .............        (427.5)       145.3       (282.2)    (1,674.4)     (83.5)        (1,757.9)
Loans and loans held for sale (3) .      (3,696.9)    (1,410.3)    (5,107.2)     2,662.6     (602.3)         2,060.3
                                        ---------    ---------    ---------    ---------    -------        ---------

Total Interest Income .............      (4,012.2)    (1,247.1)    (5,259.3)     1,046.9     (687.0)           359.7
                                        ---------    ---------    ---------    ---------    -------        ---------

NOW accounts ......................          15.0         (8.7)         6.3         (6.7)      (4.3)           (11.0)
Savings deposits ..................        (367.5)        (3.3)      (370.8)      (166.4)      10.8           (155.6)
Money market deposits .............         (35.0)        (9.6)       (44.6)      (202.9)      26.4           (176.5)
Certificates of deposit ...........        (744.9)        48.8       (696.1)     1,230.8     (146.5)         1,084.3
Borrowings ........................      (1,087.5)       (31.9)    (1,119.3)      (604.3)    (228.9)          (833.2)
Subordinated debt .................        --             (6.5)        (6.5)      --            0.6              0.6
                                        ---------    ---------    ---------    ---------    -------        ---------

Total Interest Expense ............      (2,319.9)       (11.2)    (2,231.1)       250.5     (341.9)           (91.5)
                                        ---------    ---------    ---------    ---------    -------        ---------

Net Interest Income ...............     $(1,707.0)   $(1,321.2)   $(3,028.2)   $   754.4    $(303.2)       $   451.2
                                        =========    =========    =========    =========    =======        =========

----------

(1) The change in interest due to both rate and volume has been reflected in volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Includes federal funds sold, money-market mutual funds and interest-bearing deposits due from banks.

(3) Includes loan fees of approximately $500 thousand and $1.5 million in 1997 and 1996, respectively. A majority of such fees were associated with IPF loans. In addition, loan income in 1996 includes interest of $16 thousand on nonaccrual loans. Non-accruing loans are included in the daily average loan amounts outstanding used to determine the changes in interest income attributable to volume. Also includes interest income on delinquent IPF loans.

Year 2000

     The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Beginning in year 2000, date-sensitive systems could recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process incorrectly critical financial and operational information.

     An internal study is currently underway to determine the scope and full costs to ensure that the Bank's systems will continue to meet its internal needs and those of its customers. The Bank will begin to incur expenses during 1998 and 1999 to resolve the Year

2000 issue; however, such expenses, which are not expected to be material, cannot reasonably be estimated at this time.

     The Bank's current operating system will not be supported by its vendor after December 31, 1998. The new system under consideration with the current vendor is Year 2000 compliant. Should the Bank choose a new vendor(s) for data processing and item processing services, the Bank will not consider systems for installation that are not Year 2000 compliant. The Bank has contacted all of its vendors to determine their levels of Year 2000 compliance. The Bank has established a schedule whereby the majority of the reprogramming will be completed and testing will be underway by December 31, 1998 and will continue into 1999. The Bank is establishing a contingency plan for replacement of vendors and their products which are not Year 2000 compliant.

Item 8.           Financial Statements and Supplementary Data.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants....................................  31

Consolidated Balance Sheets as of December 31, 1997 and 1996................  32

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................................  34

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995....................................  35

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................................  36

Notes to Consolidated Financial Statements..................................  37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Regent Bancshares Corp.:


     We have audited the accompanying consolidated balance sheets of Regent Bancshares Corp. (a New Jersey corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Bancshares Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /s/  ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 20, 1998
(except for Note 22, as to
which the date is March 27, 1998)

                             REGENT BANCSHARES CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                           as of December 31,
                                                                   ---------------------------------
                                                                        1997                1996
                                                                   -------------       -------------
ASSETS
Cash and due from banks                                            $   2,343,163       $   4,409,674
Overnight investments                                                  3,036,068           5,083,790
                                                                   -------------       -------------
     Cash and cash equivalents                                         5,379,231           9,493,464
Investment securities available for sale, at market                  121,013,552          30,469,710
Investment securities held to maturity, at amortized
  cost (market value of $73,250,139)                                          --          75,082,982
Loans, net of unearned fees                                           95,051,225          85,069,171
  Less: Allowance for possible loan losses                            (1,366,974)         (3,059,773)
                                                                   -------------       -------------

      Net loans                                                       93,684,251          82,009,398
                                                                   -------------       -------------

Accrued interest receivable                                            1,402,093           1,362,276
Premises and equipment, net                                              529,373             695,874
Prepaid expenses and other assets (including deferred
  taxes of $1,941,200 and $ 350,000, respectively)                     3,609,356           2,790,522
                                                                   -------------       -------------
      Total assets                                                 $ 225,617,856       $ 201,904,226
                                                                   =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand deposits                                                  $  11,856,620       $  10,986,013
  Interest-bearing:
    NOW and money market                                               6,589,991           6,583,384
    Savings                                                           33,749,462          47,830,169
    Certificates of deposit                                           99,800,707         119,726,797
                                                                   -------------       -------------

      Total deposits                                               $ 151,996,780         185,126,363

Advances from Federal Home Loan Bank of Pittsburgh                    48,193,150             202,621
Subordinated debentures                                                2,750,000           2,750,000
Accrued interest payable                                               4,382,651           4,792,911
Other liabilities                                                        152,541             899,614
                                                                   -------------       -------------

      Total liabilities                                            $ 207,475,122       $ 193,771,509
                                                                   -------------       -------------

Commitments and contingencies

Shareholders' equity:

  Preferred stock, $.10 par value, 5,000,000 shares authorized,
    Series A, 441,272 shares issued and outstanding;
      entitled to $4,412,720 in involuntary liquidation                       --              44,127
    Series B, 3,820 shares issued and outstanding;
      entitled to $38,200 in involuntary liquidation                          --                 382
    Series C, 3,025 shares issued and outstanding;
      entitled to $30,250 in involuntary liquidation                          --                 303
    Series D, 3,280 shares issued and outstanding;
      entitled to $32,800 in involuntary liquidation                          --                 328
    Series E, 95,654 shares issued and outstanding;
      entitled to $956,540 in involuntary liquidation                         --               9,565
                                                                   -------------       -------------
                                                                              --              54,705


                             REGENT BANCSHARES CORP.
                    CONSOLIDATED BALANCE SHEETS -- CONTINUED

                                                                           as of December 31,
                                                                   ---------------------------------
                                                                        1997                1996
                                                                   -------------       -------------
Common stock, $.10 par value, 10,000,000 shares authorized,
  3,409,222 and 1,228,283 shares issued and outstanding            $     340,922       $     122,828
Additional paid-in capital                                            23,698,385          14,678,375
Accumulated deficit                                                   (5,524,397)         (6,049,921)
Net unrealized loss on investment securities available
  for sale, net of tax in 1997                                          (372,176)           (673,270)
                                                                   -------------       -------------

Total shareholders' equity                                            18,142,734           8,132,717
                                                                   -------------       -------------

Total liabilities and shareholders' equity                         $ 225,617,856       $ 201,904,226
                                                                   =============       =============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             REGENT BANCSHARES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                        --------------------------------------------------
                                                            1997               1996               1995
                                                        ------------       ------------       ------------
Interest income:
    Loans, including fees                               $  8,113,840       $ 13,221,139       $ 11,160,803
    Investment securities, including dividends             7,946,128          8,215,529          9,988,029
    Overnight investments                                    199,908             82,590             10,741
                                                        ------------       ------------       ------------
          Total interest income                           16,259,876         21,519,258         21,159,573
                                                        ------------       ------------       ------------

Interest expense:
    Deposits                                               9,153,632         10,258,596          9,517,438
    Short-term borrowings                                    850,135          1,481,098          2,788,852
    Long-term debt                                           226,908            721,776            246,661
                                                        ------------       ------------       ------------
          Total interest expense                          10,230,675         12,461,470         12,552,951
                                                        ------------       ------------       ------------
          Net interest income                              6,029,201          9,057,788          8,606,622

Provision for possible loan losses                           100,000          5,092,156          4,905,000
                                                        ------------       ------------       ------------
          Net interest income after
            provision for possible loan losses             5,929,201          3,965,632          3,701,622
                                                        ------------       ------------       ------------

Non-interest income:
    Service charges on deposit accounts                      119,600            102,898             82,565
    Other                                                     51,523             21,176             21,423
    Net gains on sale of assets                              640,032             88,617                303
                                                        ------------       ------------       ------------
          Total non-interest income                          811,155            212,691            103,988
                                                        ------------       ------------       ------------
Non-interest expense:
    Salaries and employee benefits                         2,764,836          2,103,998          1,686,979
    Professional services                                  1,614,263            865,721          1,272,236
    Occupancy                                                650,922            608,201            519,284
    FDIC assessment and other insurance                      470,253            141,412            297,074
    IPF servicing                                            566,888          2,323,491          2,132,104
    Data processing                                          177,011            211,603            171,604
    Other                                                    879,071            969,881          1,316,426
                                                        ------------       ------------       ------------
          Total non-interest expense                       7,123,244          7,224,307          7,395,707
                                                        ------------       ------------       ------------

Loss before benefit for income taxes                        (382,888)        (3,045,984)        (3,590,097)
Income tax benefit                                        (1,375,000)          (350,000)          (463,500)
                                                        ------------       ------------       ------------
Net income (loss)                                            992,112         (2,695,984)        (3,126,597)

Preferred stock dividends                                    466,588            141,650            487,408
                                                        ------------       ------------       ------------
Net income (loss) available to common shareholders      $    525,524       $ (2,837,634)      $ (3,614,005)
                                                        ============       ============       ============

Net income (loss) per basic share                       $       0.26       $      (2.66)      $      (3.80)
Weighted average number of shares outstanding              2,005,331          1,068,523            952,193

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             REGENT BANCSHARES CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                           Net
                                                                                                        unrealized
                                                                                                         loss on
                                                                                            Retained    investment
                                                                            Additional      earnings    securities
                                    Preferred stock       Common stock       paid-in     (accumulated   available
                                    Shares    Amount     Shares   Amount     capital        deficit)     for sale         Total
                                   -------  --------    ------- --------   -----------    -----------   -----------    -----------
Balance, December 31,  1994        602,615  $ 60,262    924,409 $ 92,441   $12,997,321    $   478,544   $(1,423,000)   $12,205,568

Issuance of preferred stock
    as dividends                    51,452     5,145         --       --       303,567       (308,712)           --             --
Conversion of preferred stock
    to common stock                (72,875)   (7,287)    73,206    7,320           (33)            --            --             --
Change in net unrealized loss
    on investment securities
    available for sale                  --        --         --       --            --             --     1,274,385      1,274,385
Net loss                                --        --         --       --            --     (3,126,597)           --     (3,126,597)
                                  --------   -------  --------- --------   -----------    -----------     ---------    -----------

Balance, December 31, 1995         581,192    58,120    997,615   99,761    13,300,855     (2,956,765)     (148,615)    10,353,356

Issuance of preferred stock
    as dividends                    48,144     4,814         --       --       392,358       (397,172)           --             --
Issuance of common stock                --        --    148,148   14,815       985,185             --            --      1,000,000
Conversion of preferred stock
    to common stock                (82,285)   (8,229)    82,520    8,252           (23)            --            --             --
Change in net unrealized loss
    on investment securities
    available for sale                  --        --         --       --            --             --      (524,655)      (524,655)
Net loss                                --        --         --       --            --     (2,695,984)           --     (2,695,984)
                                  --------   -------  --------- --------   -----------    -----------     ---------    -----------

Balance, December 31, 1996         547,051    54,705  1,228,283  122,828    14,678,375     (6,049,921)     (673,270)     8,132,717


Issuance of preferred stock         16,634     1,636         --       --       104,730             --            --        106,366
Issuance of preferred stock
    as dividends                    43,770     4,377         --       --       462,211       (466,588)           --             --
Conversion of preferred stock
    to common stock               (590,650)  (59,065)   592,108   59,211          (146)            --            --             --
Redemption of preferred stock      (16,531)   (1,653)     2,200      220      (141,882)            --            --       (143,315)
Exchange of Bank common stock
    for Regent common stock             --        --  1,586,631  158,663     8,595,097             --            --      8,753,760
Change in net unrealized loss
    on investment securities
    available for sale, net of taxes    --        --         --       --            --             --       301,094        301,094
Net income                              --        --         --       --            --        992,112            --        992,112
                                  --------   -------  --------- --------   -----------    -----------     ---------    -----------

Balance, December 31, 1997               0   $     0  3,409,222 $340,922   $23,698,385    $(5,524,397)    $(372,176)   $18,142,734
                                  ========   =======  ========= ========   ===========    ===========     =========    ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             REGENT BANCSHARES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                          1997               1996               1995
                                                                     -------------       ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                $     992,112       $ (2,695,984)      $ (3,126,597)
    Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
       Provision for possible loan losses                                  100,000          5,092,156          4,905,000
       Depreciation and amortization                                       298,326            250,661            183,699
       Deferred tax provision (benefit)                                 (1,387,100)         1,219,700           (944,600)
       Net amortization of premiums and accretion
          of discounts on investment securities                            (38,790)         1,345,299            643,853
       Net gain on sales of assets                                        (640,032)           (88,617)              --
       Increase (decrease) in unearned interest/fees                       605,128           (768,777)           977,940
       (Increase) decrease in accrued interest receivable                  (39,817)           377,693            211,275
       Increase (decrease) in prepaid expenses and other assets          1,207,494         (2,024,965)           890,945
       (Decrease) increase in accrued interest payable                    (410,260)          (517,485)         3,070,328
       (Decrease) increase in other liabilities                           (347,071)        (3,411,751)         2,155,378
       Purchases of mortgage loans held for sale                              --          (48,696,036)       (68,001,403)
       Proceeds from sales of mortgage loans held for sale                    --           61,575,296         60,515,195
                                                                     -------------       ------------       ------------
          Net cash provided by operating activities                        339,990         11,657,190          1,481,013
                                                                     -------------       ------------       ------------
Cash flows from investing activities:
    Net (increase) decrease in loans                                   (11,513,690)        13,076,375        (31,145,825)
    Sale of investment securities available for sale                    85,440,872         19,361,635               --
    Purchase of investment securities available for sale              (117,604,988)       (10,030,000)              --
    Principal collected on investment securities held
       to maturity                                                      11,287,472         15,619,113         13,058,648
    Principal collected on investment securities
       available for sale                                                4,490,180          6,343,098          5,197,586
    Net decrease in U.S. Treasury bills with
       maturities less than three months                                      --                 --              124,672
    Purchases of premises and equipment                                   (131,825)          (242,048)          (231,685)
                                                                     -------------       ------------       ------------
          Net cash (used in) provided by investing activities          (28,031,978)        44,128,173        (12,996,604)
                                                                     -------------       ------------       ------------
Cash flows from financing activities:
    Net decrease in demand, NOW, savings and
       money market accounts                                           (13,203,493)        (5,447,497)       (39,926,563)
    Net (decrease) increase in certificates of deposit                 (19,926,090)        (5,557,782)        74,996,733
    Net increase (decrease) in advances from Federal Home
       Loan Bank of Pittsburgh with original maturities
       greater than three months                                        33,990,529               --          (20,400,000)
    Net increase (decrease) in advances from Federal Home
       Loan Bank of Pittsburgh with original maturities of
       three months or less                                             14,000,000        (43,452,681)        (9,193,560)
    Proceeds from sale of preferred stock                                  106,366               --                 --
    Redemption of preferred stock                                         (143,315)              --                 --
    Proceeds from issuance of common stock                               8,753,760          1,000,000               --
                                                                     -------------       ------------       ------------
       Net cash provided by (used in) financing activities              23,577,755        (53,457,960)        15,688,090
                                                                     -------------       ------------       ------------
       (Decrease) increase in cash and cash equivalents                 (4,114,223)         2,327,403          4,172,499
Cash and cash equivalents, beginning of year                             9,493,464          7,166,061          2,993,562
                                                                     -------------       ------------       ------------
Cash and cash equivalents, end of year                               $   5,379,231       $  9,493,464       $  7,166,061
                                                                     =============       ============       ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             REGENT BANCSHARES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

     Regent Bancshares Corp. ("Regent") is a bank holding company organized under the laws of the State of New Jersey and engages in the commercial banking business through its wholly owned subsidiary, Regent National Bank (the "Bank"), a nationally-chartered bank insured by the Federal Deposit Insurance Corporation. The Bank serves the needs of its banking customers with particular focus on small and medium-sized businesses, professionals and other individuals. The Bank offers a wide variety of deposit products, including checking accounts, interest-bearing NOW accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.


2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

     The accounting and reporting policies of Regent and the Bank conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates implicit in these financial statements include the allowance for possible loan losses, the carrying value of other real estate, the valuation allowance for deferred tax assets and the fair value of financial instruments.

Financial Instruments

     Regent is required to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments, as defined, consist primarily of cash and cash equivalents, investment securities, loans, deposits and borrowed funds.

Investment Securities

     Investments in securities are classified in one of three categories: held to maturity, available for sale or trading. Investment securities that management has both the ability and intent to hold to maturity are carried at amortized cost. Investment securities that management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are recognized as a separate component of shareholders' equity. Regent does not engage in securities trading. Securities transactions are accounted for on a settlement date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and Allowance for Possible Loan Losses

     Loans are stated at the amount of unpaid principal and are net of unearned loan fees and an allowance for possible loan losses. The allowance for possible loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for possible loan losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

     Interest income is accrued as earned on a simple interest basis. Interest accrued but uncollected on loans for which the accrual of interest has been discontinued is written off when an assessment of the borrower evidences that such accrual is uncollectible. Payments received subsequent to the non-accrual classification are applied as a reduction of principal in accordance with both regulatory guidelines and generally accepted accounting principles. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

     Regent evaluates loans for impairment. A loan is considered impaired when, according to current information and events, it is unlikely that Regent will be able to collect all amounts due according to the contractual terms of the loan agreement. Regent measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient Regent may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, Regent measures impairment based on the fair value of the collateral when Regent determines that foreclosure is probable.

Other Real Estate

     Other real estate includes loan collateral that has been formally repossessed. All amounts have been transferred into and carried in other real estate at the lower of the loan value or fair market value less estimated costs to sell the underlying collateral. If, at the time of transfer, the recorded balance was greater than the market value less the costs to sell, the difference is charged off against the allowance for possible loan losses. Any subsequent write-downs are charged to current operations.

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

Federal Income Taxes

     Regent accounts for its income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between the carrying values on the financial statements and the tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards, loan loss reserves, deferred loan fees, net unrealized gains or losses on securities available for sale and accumulated depreciation.

Net Income (Loss) Per Basic Share

     The Company adopted FAS No. 128, "Earnings per Share," in 1997. Basic net income (loss) per common share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding for the year. Diluted net income per common share reflects the potential dilution that could occur from the exercise of stock options and other convertible securities. All prior year income per share data has been restated. Diluted earnings per share is not presented since such amounts are anti-dilutive.

New Financial Accounting Standards

     In June 1997, the FASB adopted two additional statements. FAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. Regent elected not to adopt FAS No. 130 prior to its effective date and has not determined the method it will utilize to display comprehensive income. The second Statement, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a company report financial and descriptive information about its reportable operating segments. FAS No. 131 is effective for fiscal years beginning after December 15, 1997. Regent elected not to adopt FAS No. 131 prior to its effective date and has not determined if it has any reportable segments.

Statements of Cash Flows

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks, federal funds sold with an original maturity of three months or less and money market mutual fund holdings. Cash paid for interest was approximately $10.7 million in 1997, $12.2 million in 1996 and $9.5 million in 1995. Cash paid for income taxes was $0 in 1997 and 1996, and approximately $100 thousand in 1995. The value of preferred stock issued as dividends was approximately $467 thousand in 1997, $397 thousand in 1996 and $309 thousand in 1995. Conversion of preferred stock to common stock was valued at approximately $59 thousand in 1997, $8 thousand in 1996 and $7 thousand in 1995.

Reclassifications

     Certain 1996 and 1995 financial information has been reclassified to conform to the 1997 presentation.


3. Capital Adequacy and Regulatory Matters

     Regent and the Bank are subject to various regulatory capital requirements adminis tered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on Regent's consolidated financial statements. Under capital adequacy guidelines, both Regent and the Bank must meet specific capital guidelines that involve quantitative measures of Regent's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Regent's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require Regent and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                 For Capital              Prompt Corrective
                                                          Actual               Adequacy Purposes          Action Provisions
                                                  ---------------------     ----------------------    -----------------------
                                                    Amount        Ratio       Amount         Ratio      Amount          Ratio
                                                  -----------     -----     ----------       -----    -----------       -----
As of December 31, 1997
  Total capital (to risk-weighted assets):

    Regent...............................         $19,583,000     16.07%    $9,746,000        8.00%   $12,182,000       10.00%
    Bank.................................          22,295,000     18.31      9,742,000        8.00     12,178,000       10.00

    Tier 1 capital (to risk-weighted assets):

    Regent...............................          18,216,000     14.95      4,873,000        4.00      7,309,000        6.00
    Bank.................................          20,928,000     17.19      4,871,000        4.00      7,307,000        6.00

    Tier 1 capital (to average assets):

    Regent...............................          18,216,000      8.29      8,788,000        4.00     10,985,000        5.00
    Bank.................................          20,928,000      9.53      8,786,000        4.00     10,982,000        5.00

As of December 31, 1996
  Total capital (to risk-weighted assets):

    Regent...............................         $10,816,000      9.39%    $9,534,080        8.00%   $11,917,600       10.00%
    Bank.................................          13,012,000     11.21      9,250,720        8.00     11,603,400       10.00

    Tier 1 capital (to risk-weighted assets):

    Regent...............................           8,806,000      7.65      4,767,040        4.00      7,150,560        6.00
    Bank.................................          11,547,000      9.95      4,625,360        4.00      6,988,040        6.00

    Tier 1 capital (to average assets):

    Regent...............................           8,806,000      4.31      8,179,000        4.00     10,223,750        5.00
    Bank.................................          11,547,000      5.65      8,176,440        4.00     10,220,550        5.00


     As a result of the Bank's reported losses in 1995 and 1996, which primarily resulted from the provision for possible loan losses associated with IPF loans and the effect thereof on the Bank's capital, on October 10, 1996, the Bank's Board of Directors entered into a Regulatory Agreement with the Office of the Comptroller of the Currency (the "OCC") to correct certain deficiencies described in supervisory letters dated August 9, 1996 and August 29, 1996.

     Under the Regulatory Agreement, the Bank was required to develop and implement an action plan, develop a three-year capital program, including the attainment and maintenance of a Tier 1 leverage ratio of 6.50% as of December 31, 1996, continue the liquidation of the Bank's IPF portfolio, establish a program for the maintenance of an adequate allowance for possible loan losses, increase the liquidity of the Bank and appoint a Special Compliance Committee to monitor the Bank's compliance with the Regulatory Agreement. On June 25, 1997, as a result of the Bank's raising of approximately $8.7 million in net new capital and other significant improvements in the Bank's financial and operating condition, the OCC terminated the Regulatory Agreement.

     Under the National Bank Act and the regulations of the OCC applicable to the Bank, the Bank may not pay dividends in a given year in excess of the Bank's net profits, as defined, for that year plus the Bank's retained net profits for the preceding two years absent prior written permission from the OCC. In September 1997, the OCC granted the Bank permission to declare and make periodic dividend payments for corporate purposes, such as the payment of interest on subordinated debt.


4. Investment Portfolio

     Investment securities available for sale at December 31, 1997 and 1996 are as follows:

                                                          December 31, 1997
                        -----------------------------------------------------------------------------------     Estimated
                          Principal    Unamortized     Unearned       Amortized     Unrealized   Unrealized       market
                           balance      premiums       discounts        cost          gains        losses         value
                        ------------   -----------    -----------    ------------   ----------   ----------    ------------
U.S. Agencies.........  $ 67,500,000   $       --     $50,528,070    $ 16,971,930    $ 21,393    $       --    $ 16,993,323
GNMA..................     9,635,174      392,552              --      10,027,726      41,705       110,523       9,958,908
FHLMC.................    35,785,051    1,084,742         319,821      36,549,972     252,940       305,045      36,497,867
FNMA..................    28,810,294      851,152          86,899      29,574,546      37,242       296,841      29,314,947
CMOs..................    24,944,557      468,926          23,860      25,389,622      65,765       306,919      25,148,468
                        ------------   ----------     -----------    ------------    --------    ----------    ------------
                        $166,675,076   $2,797,372     $50,958,651    $118,513,796    $419,045    $1,019,328    $117,913,513
                        ============   ==========     ===========

Other securities......                                                  3,100,039          --            --       3,100,039
                                                                     ------------    --------    ----------    ------------

                                                                     $121,613,835    $419,045    $1,019,328    $121,013,552
                                                                     ============    ========    ==========    ============


                                                          December 31, 1996
                        -----------------------------------------------------------------------------------     Estimated
                          Principal    Unamortized     Unearned       Amortized     Unrealized   Unrealized       market
                           balance      premiums       discounts        cost          gains        losses         value
                        ------------   -----------    -----------    ------------   ----------   ----------    ------------
U.S. Agencies.........  $ 10,000,000   $       --     $        --    $10,000,000     $     --   $        --    $ 10,000,000
FHLMC.................     7,720,448      226,175              --      7,946,623           --       364,019       7,582,604
FNMA..................    10,845,299      431,369              --     11,276,668        4,917       314,168      10,967,417
                        ------------   ----------     -----------    -----------     --------    ----------    ------------
                        $ 28,565,747   $  657,544     $        --     29,223,291        4,917       678,187      28,550,021
                        ============   ==========     ===========

Other securities......                                                 1,919,689           --            --       1,919,689
                                                                     -----------     --------    ----------    ------------

                                                                     $31,142,980     $  4,917    $  678,187    $ 30,469,710
                                                                     ===========     ========    ==========    ============


Investment securities held to maturity at December 31, 1996:

                                                          December 31, 1996
                        -----------------------------------------------------------------------------------     Estimated
                          Principal    Unamortized     Unearned       Amortized     Unrealized   Unrealized       market
                           balance      premiums       discounts        cost          gains        losses         value
                        ------------   -----------    -----------    ------------   ----------   ----------    ------------
U.S. Agencies.........  $         --   $       --     $        --   $         --     $     --    $       --    $        --
GNMA..................    10,518,401      487,408              --     11,005,809           --       376,215      10,629,594
FHLMC.................    29,933,643    1,107,506         189,873     30,851,276      154,825       609,202      30,396,899
FNMA..................    17,696,771      770,786              --     18,467,557           --       462,086      18,005,471
CMOs..................    14,316,481      446,403           4,544     14,758,340           --       540,165      14,218,175
                        ------------   ----------     -----------    ------------    --------    ----------    ------------

                        $ 72,465,296   $2,812,103     $   194,417   $ 75,082,982     $154,825    $1,987,668    $ 73,250,139
                        ============   ==========     ===========   ============     ========    ==========    ============


     At December 31, 1997, the Bank transferred to AFS all securities previously classified as HTM that had an amortized cost of approximately $63.5 million and a net unrealized loss of $454 thousand. The Bank anticipates that securities purchased subsequent to December 31, 1997 will be classified as AFS.

     During the year ended December 31, 1997, AFS securities totaling $85.4 million were sold at a net gain of $72 thousand. A planned restructuring of a portion of the portfolio was executed during mid-January 1998 to mitigate the impact on future earnings of significant prepayments on MBS.

     Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The contractual maturities of these securities range from 10 to 30 years.

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated Amortized market cost value

Available for Sale:
    Due in one year or less....................... $  2,366,111    $  2,348,966
    Due after one year through five years.........   31,767,818      32,061,987
    Due after five years through ten years........   24,043,466      23,957,572
    Due after ten years...........................   34,946,779      34,396,520
    CMOs..........................................   25,389,622      25,148,468
                                                   ------------    ------------
                                                   $118,513,796    $117,913,513
                                                   ============    ============

5. Loans

     A summary of the loan portfolio as of December 31, 1997 and 1996 follows:

                                                       1997            1996
                                                    -----------    ------------

      Commercial and industrial .................  $ 41,249,570    $ 46,041,595
      Real estate:
         Construction............................    11,813,286       9,421,352
         Mortgages - residential.................     8,258,719      10,218,751
         Mortgages - commercial..................    32,688,667      15,984,598
      Consumer ..................................     1,361,263       3,826,739
                                                    -----------    -----------
                                                     95,371,504      85,493,035
      Net unearned fees..........................      (320,279)       (423,864)
                                                   ------------    ------------
                                                   $ 95,051,225    $ 85,069,171
                                                   ============    ============

     The balance of impaired loans was $496 thousand and $3.8 million at December 31, 1997 and 1996, respectively. Regent identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for possible loan losses associated with impaired loans was $74 thousand and $648 thousand at December 31, 1997 and 1996, respectively. Income recognized on impaired loans during 1997 and 1996 was $0 and $16 thousand, respectively. Interest which would have been accrued on impaired loans during 1997 and 1996 was $58 thousand and $335 thousand, respectively. Regent's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Regent recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Regent; if both these factors do not exist, Regent does not recognize income on non-accrual loans.

     Non-accrual loans were $496 thousand and $3.8 million at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, loans totalling $0 and $977 thousand, respectively, were past due 90 days or more and continued to accrue interest income.

     At December 31, 1997 the Bank had no loans outstanding to directors, principal shareholders, executive officers or their affiliated interests compared to $1.2 million at December 31, 1996 because, during 1997, certain loans were sold by the Bank and certain borrowers ceased to be directors of the Bank. Such loans were made in the ordinary course of business at the Bank's normal credit terms and did not present more than a normal risk of collection at origination. At December 31, 1996, the Bank had outstanding a non-accruing loan of $692 thousand to a then director of the Bank and was engaged in restructuring negotiations with such borrower.


6. Allowance for Possible Loan Losses

     A summary of the activity in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 follows:

                                                                   1997            1996              1995
                                                                ----------      -----------       ----------
     Balance, beginning of year...........................      $3,059,773      $ 6,500,882       $1,713,372
     Provision charged to operating income................         100,000        5,092,156        4,905,000
     Loans charged off....................................      (2,873,199)     (10,015,476)        (128,719)
     Recoveries of loans previously charged off...........       1,080,400        1,482,211           11,229
                                                                ----------      -----------       ----------
     Balance, end of year.................................      $1,366,974      $ 3,059,773       $6,500,882
                                                                ==========      ===========       ==========

     During 1996 and 1995, the increased level of provisions for possible loan losses and charge-offs was the result of losses experienced by the Bank from its IPF receivables. The increased level of losses was primarily the result of inaccurate information reported to the Bank by the servicer of the IPF portfolio. The Bank no longer underwrites IPF (automobile insurance premium finance) receivables and, as of December 31, 1997, there was no IPF receivable balance outstanding. Regent discontinued the writing of new IPF business in September 1996 and the last outstanding IPF contract matured in June 1997. During the years ended December 31, 1997, 1996 and 1995, the Bank recorded interest and fee income from the IPF portfolio of $61 thousand, $3.3 million and $3.6 million, respectively, and fees to the servicer of $-0-, $150 thousand and $1.3 million, respectively.

7. Significant Concentrations of Risk

     Approximately 57% and 49% of the total loans outstanding at December 31, 1997 and 1996, respectively, are real estate loans, and the collateral is primarily located in the various counties surrounding Philadelphia. Regent is able to decrease its credit exposure by an amount equal to the appraised value of the collateral.


8. Premises and Equipment

     A summary of premises and equipment as of December 31, 1997 and 1996 follows:

                                                     Estimated
                                                    Useful Lives           1997               1996
                                                    ------------        ----------         ----------
      Furniture and fixtures....................     3-7  years         $1,166,135         $1,044,690
      Leasehold improvements....................     5-20 years            696,715            686,336
                                                                        ----------         ----------
                                                                         1,862,850          1,731,026
      Less: Accumulated depreciation............                        (1,333,477)        (1,035,152)
                                                                        ----------         -----------
      Premises and equipment, net...............                        $  529,373         $  695,874
                                                                        ==========         ==========


9. Certificates of Deposit

     At December 31, 1997 and 1996, certificates of deposit outstanding with a face value greater than or equal to approximately $100 thousand totalled approximately $11.0 million and $11.9 million, respectively.

     At December 31, 1997, the scheduled maturities of certificates of deposit were as follows:

                            3 Months      Over 3 Months       Over 1 Year        Over 3
                            or Less       to 12 Months        to 3 Years         Years         Total
                            --------      -------------       -----------        ------        -----
                                                            (in thousands)
Less than $100,000          $13,777          $39,693            $32,428          $2,866       $88,764
$100,000 or more              2,439            4,666              3,593             339        11,037
                            -------          -------            -------          ------       -------
                            $16,216          $44,359            $36,021          $3,205       $99,801
                            =======          =======            =======          ======       =======

10. Advances from Federal Home Loan Bank of Pittsburgh

     A summary of the advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB") at December 31, 1997 and 1996 follows:

                                                               December 31
                                                     ------------------------------
                                                         1997               1996
                                                     -----------       ------------
     Balance outstanding                             $48,193,150           $202,621
     Weighted average interest rate
       at end of period                                     5.52%              6.70%
     Average daily balance outstanding               $15,429,102        $34,854,969
     Weighted average interest rate                         5.60%              5.55%
     Highest month-end outstanding balance           $48,193,150        $48,269,100


11. Subordinated Debentures

     Subordinated debentures consist of $2.75 million of 7-3/4% debentures due September 30, 1998. These debentures are subordinated to rights of any senior debt consisting of certain obligations to banks and other financial institutions which may be incurred.


12. Income Taxes

     The benefit for income taxes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                1997               1996               1995
                            ------------        -----------        ----------
Federal:
      Current..............  $    12,000        $(1,569,700)       $  481,100
      Deferred.............   (1,387,100)         1,219,700          (944,600)
State......................       ---                ---               ---
                             -----------        -----------        ----------
                             $(1,375,000)       $  (350,000)       $ (463,500)
                              ==========         ==========         =========

     A reconciliation of the effective tax rates to the statutory federal income tax rates for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                             1997                        1996                         1995
                                    ---------------------       ----------------------       -----------------------
                                       Amount         %            Amount          %           Amount            %
                                    -----------     -----       -----------      -----       -----------       -----
Federal statutory rate...........   $  (130,200)    (34.0)%     $(1,035,600)     (34.0)%     $(1,220,600)      (34.0)%
Merger expenses..................            --        --           (80,600)      (2.6)          107,700         3.0
Increase (decrease) in
  valuation allowance
  for deferred tax assets........    (1,317,500)    (344.1)        (744,000)      24.4           650,000        18.1
Other............................        72,700       19.0           22,200         .7              (600)         --

Effective tax rate...............   $(1,375,000)    (359.1)%      $(350,000)     (11.5) %      $(463,500)      (12.9)%
                                     ==========     =======        =========     ======         ========       ======

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of significant temporary differences is as follows:

                                                                         1997               1996
                                                                      ----------         ---------
      Allowance for possible loan losses ...........................  $  492,100         $1,101,500
      Net operating loss carryover..................................   1,180,000            574,100
      Accumulated depreciation......................................      84,500                700
      Unrealized loss on investment securities available for sale...     204,100            230,600
      Alternative minimum tax credit carryforward...................      73,600             73,600
      Other.........................................................       4,700              4,200
      Deferred loan costs...........................................     (97,800)           (86,600)
                                                                      ----------         ----------
                                                                       1,941,200          1,898,100
                                                                      ----------         ----------
      Valuation allowance...........................................          --          1,548,100
                                                                      ----------         ----------
               Net deferred tax asset...............................  $1,941,200         $  350,000
                                                                      ==========         ==========


     During 1997, Regent recorded a net benefit of $1.38 million primarily representing the recognition of net operating loss ("NOL") carryforwards through the reversal of a previously established deferred tax valuation allowance. The realization of the deferred tax asset recorded at December 31, 1997 is based on Regent's evaluation of income earned in the latter half of 1997 and management's estimate of Regent's continued ability to remain profitable in future periods such that realization of its NOL carryforwards can be reasonably expected. This estimate will be impacted favorably or unfavorably by future results of operations. Regent will periodically evaluate the realizability of its deferred tax asset and will adjust the level of the valuation allowance if necessary.

     At December 31, 1997, Regent had NOL carryforwards for federal tax purposes of approximately $3.4 million and for state tax purposes of approximately $2.6 million which expire in varying amounts through 2011. In addition, at December 31, 1997 Regent had an alternative minimum tax credit carryforward approximating $74 thousand.


13. Net Income (Loss) Per Common Share

     A summary of the Basic Earnings Per Share for the years 1997, 1996 and 1995 follows:

                                                     For the Year Ended December 31, 1997
                                                    ---------------------------------------
                                                                   Weighted
                                                                    Average       Per Share
                                                     Income         Shares          Amount
                                                    --------       ---------      ---------
Basic Earnings Per Share
    Net income                                      $992,112
    Less: preferred stock dividends                  466,588
                                                    --------
    Net Income available to common shareholders     $525,524       2,005,331         $.26
                                                    ========       =========         ====

                                                      For the Year Ended December 31, 1996
                                                    ----------------------------------------
                                                                    Weighted
                                                                     Average       Per Share
                                                     Income          Shares          Amount
                                                    --------        ---------      ---------
Basic Earnings Per Share
    Net loss                                        $(2,695,984)
    Less: preferred stock dividends                     141,650
                                                    -----------
    Loss available to common shareholders           $(2,837,634)    1,068,523        $(2.66)
                                                    ===========     =========        ======


                                                      For the Year Ended December 31, 1995
                                                    ----------------------------------------
                                                                    Weighted
                                                                     Average       Per Share
                                                     Income          Shares          Amount
                                                    --------        ---------      ---------
Basic Earnings Per Share
    Net loss                                       $(3,126,597)
    Less:  preferred stock dividends                   487,408
                                                   -----------
    Loss available to common shareholders          $(3,614,005)      952,193         $(3.80)
                                                   ===========       =======         ======


14. Commitments and Contingencies

     Lease Commitments

     Approximate future minimum lease payments under non-cancellable operating leases as of December 31, 1997 are as follows:

     1998                                              $210,000
     1999 (expiring May 31)                              87,000
                                                       --------

     Total minimum payments required                   $297,000


     Regent incurred rent expense of approximately $174 thousand for each of the years ended December 31, 1995 to 1997. The leases provide for two 5-year renewal options at current market rental rates. The leases for the 1430 and 1428 Walnut Street premises include a right of first refusal to purchase the premises. The leases also require Regent to pay its pro rata share of all operating expenses such as maintenance, insurance, taxes, etc.

     Legal Proceedings

     Regent is subject to various legal actions and proceedings. In January 1997, the Bank settled litigation involving the 1994 bankruptcy of a mortgage banking company for which the Bank funded individual residential mortgages, and because of which the Bank charged-off various mortgage loans in 1995. The Bank recovered $320 thousand. It is possible that claims may be made against the Bank as the result of transactions with the debtor. Management considers the possibility of such claims to be remote and, if made, without merit.

     During 1996, the Bank instituted two lawsuits to recover damages caused to the Bank by individuals and entities which engaged in the IPF business with the Bank. As of December 31, 1997, both lawsuits remained pending. The status of the two lawsuits is set forth below:

     On December 24, 1996, the Bank filed a complaint in the United States District Court for the Eastern District of Pennsylvania in which it asserted claims against K-C Insurance Premium Finance Co., Inc. ("K-C") and its principals, Alvin M. Chanin ("Chanin") and Antimo S. Cesaro ("Cesaro"), Chanin's wife, Myra Chanin, and Cesaro's wife, Kimberly Cesaro. During 1997, the defendants filed various actions in the Court of Common Pleas of Philadelphia County, all of which arose from the IPF business. Pursuant to a stipulation, those claims were dismissed and reasserted as counter-claims in the federal court action. Certain claims brought by the defendants as counterclaims were dismissed pursuant to a November 13, 1997 Order.

     On December 17, 1997, Judge Kelly (United States District Court for the Eastern District of Pennsylvania) granted the defendant's motion for partial summary judgment on Counts I and II of the Bank's complaint for RICO and RICO conspiracy, and granted the defendants' motion to dismiss the remaining counts of the complaint without prejudice and directed the Bank to transfer the remaining counts to a Pennsylvania Court of Common Pleas. Thus, on January 23, 1998, the Bank filed the necessary papers to transfer the matter to the Court of Common Pleas of Philadelphia County. The litigation will continue in that court. On December 19, 1997, Chanin, Myra Chanin, Cesaro and Kimberly Cesaro filed an action in the Court of Common Pleas of Philadelphia County against Duane, Morris & Heckscher LLP and certain individual attorneys at Duane, Morris & Heckscher LLP and the Bank and a former officer of the Bank and current director of Regent. The counts of the complaint are the following: Count I, Wrongful Use of Civil Proceedings; Count II, Abuse of Process; Count III, Loss of Consortium and Count IV, Intentional Infliction of Emotional Distress.

     On November 27, 1996, the Bank filed a complaint against Dealers Choice Automotive Planning, Inc. ("DCAP"), an independent retail insurance broker which engaged in IPF business with the Bank and which was recruited to do business with the Bank by K-C, and an affiliate of DCAP for breach of contract in the United States District Court for the Eastern District of Pennsylvania. The defendants answered this complaint and asserted that they were misled by certain officers and directors of the Bank by fraudulent misrepre sentations concerning the recourse provisions of the letter of understanding. During December 1997, the defendants' counterclaims against the officers and directors of the Bank were dismissed. Discovery in this matter is not yet complete. The defendants filed an action against the Bank and the officers and directors of Regent in the Supreme Court of the State of New York, County of New York. This action has been stayed pending the outcome of the action in the United States District Court for the Eastern District of Pennsylvania.

     Regent and the Bank are subject to various other legal actions and proceedings. In the opinion of management, after discussions with legal counsel, the resolution of these matters is not expected to have a material adverse effect on Regent's consolidated financial position or its consolidated results of operations.

Employment Agreements

     Regent has employment agreements with each of its executive officers. Such agreements provide for, among other things, base compensation, and three of the agree ments have a change-of-control provision. Annual base compensation under these agreements, three of which extend automatically on an annual basis for an additional term of one year, is approximately $565 thousand.


15. Related Parties

     Regent incurred professional fees of approximately $1.6 million, $866 thousand and $1.3 million in 1997, 1996 and 1995, respectively. Included in these amounts were approximately $1 thousand, $87 thousand and $187 thousand in 1997, 1996 and 1995, respectively, of fees paid to law firms that have partners who are members of the Board of Directors of Regent or the Bank.

     Regent paid insurance premiums of approximately $106 thousand, $114 thousand and $90 thousand during 1997, 1996 and 1995, respectively, to an insurance brokerage agency whose president was a member of the Board of Directors of Regent until May 1997 and who is a director of the Bank.

     Regent paid consulting fees of approximately $78 thousand and $87 thousand during 1996 and 1995, respectively, to a bank consulting firm whose president was a member of the Board of Directors of Regent during those years. No such fees were paid in 1997.


16. Financial Instruments with Off-Balance-Sheet Risk

     Regent is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instru ments include commitments to extend credit and letters of credit which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consoli dated balance sheets.

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Regent had outstanding commitments to originate variable and fixed rate loans aggregating approximately $9.3 million and $7.6 million at December 31, 1997 and 1996, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Regent evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Regent upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

     Commitments under outstanding standby letters of credit were $1.1 million and $150 thousand at December 31, 1997 and 1996, respectively. Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate.

     Commitments under lines of credit exist as the borrower has not used the full amount of the approved line of credit. Collateral for most commitments under commercial lines of credit varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Amounts available for use under existing lines of credit were $11.0 million and $10.2 million at December 31, 1997 and 1996, respectively.


17. Shareholders' Equity

     In September 1996, four directors of Regent purchased an aggregate of 148,148 shares of Common Stock of Regent for a purchase price of $6.75 per share, or an aggregate price of $1 million.

     On March 31, 1997, Regent sold 16,364 shares of Series A Convertible Preferred Stock for $6.50 per share to two accredited investors, one of whom is an officer of Regent and the Bank and the other of whom serves as legal counsel to Regent and the Bank. Regent used the proceeds from this sale to pay the interest on its subordinated debentures due March 31, 1997.

     On April 16, 1997, the Bank sold 1,120,000 shares of the Bank's Common Stock (the "Bank Offering") for net cash proceeds of approximately $8.7 million. The Bank Common Stock sold in the Bank Offering was mandatorily redeemable for Regent Common Stock at the rate of 1.41666 shares of Regent Common Stock for each share of Bank Common Stock at any time after (i) the average of the closing bid price of Regent Common Stock equaled or exceeded $12.00 per share for 15 consecutive trading days and (ii) the resale of the Regent

Common Stock issuable in exchange for the Bank Common Stock had been registered under the Securities Act of 1933, which registration became effective on August 14, 1997. On August 15, 1997, Regent, the Bank and each of the holders of Bank Common Stock issued in the Bank Offering waived the condition precedent to the exchange relating to the bid price of Regent Common Stock. By August 31, 1997, Regent had issued an aggregate of 1,586,639 shares of Regent Common Stock in exchange for all of the Bank Common Stock issued in the Bank Offering and the Bank had again become the wholly owned subsidiary of Regent.

     On October 10, 1997, Regent called for redemption on November 18, 1997 all of its outstanding shares of Series A through Series E Convertible Preferred Stock. Prior to the redemption date, the holders of 590,650 shares of Preferred Stock converted such shares in accordance with the terms thereof into an aggregate of 592,108 shares of Regent Common Stock and on the redemption date 14,332 shares of Preferred Stock were redeemed at $10.00 per share, an aggregate of $143,315.


18. Stock Options

     Regent adopted an equity incentive plan in 1997 (the "1997 Plan") for key employ ees, officers, directors and consultants. Under the 1997 Plan, 380,000 shares of Regent Common Stock have been reserved for issuance upon the exercise of stock options granted and to be granted. During the years ended December 31, 1996 and 1995, no stock options were granted.

     Information regarding activity in Regent's 1997 Plan is presented below:

                                                                      Weighted Average
                                             Number of Shares      Exercise Price Per Share
                                             ----------------      ------------------------
      Outstanding at December 31, 1996                --                     --
           Granted 1997                          327,000                  $6.84
           Exercised 1997                             --
           Forfeited 1997                         11,000
                                                 -------
      Outstanding at December 31, 1997           316,000                  $6.84


     Regent adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. FAS No. 123 contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and net income per share as if the fair value-based method of accounting defined in FAS No. 123 had been applied. Regent's stock option plan is accounted for under APB No. 25.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The 1997 grants had the following common assump tions: dividend yield of 0%, expected life of 5 years and volatility of 32.13%. The 1997 option grants assumed a risk free interest rate of 6.76%. Had 1997 compensation costs for Regent's plans been determined based on the fair value at the grant date for awards under these plans consistent with the method of SFAS No. 123, the impact on Regent's financial results as of December 31, 1997 would have been a $119,000 reduction of net income or $.06 per share. There were no options granted in 1996 or 1995.


19. Fair Value of Financial Instruments

     FAS 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For Regent, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, Regent had to use significant estimations and present value calculations to prepare this disclosure.

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

Off-Balance-Sheet Instruments

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, excluding those committed for sale to the secondary market, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. It is management's belief that the fair value estimate of commitments to extend credit approximates carrying value at December 31, 1997 and 1996, because most mature within one year, do not present any unanticipated credit concerns and bear market interest rates.

     The estimated fair value of Regent's financial instruments at December 31, 1997 and 1996 follows:

                                                                  1997                          1996
                                                        ----------------------         ---------------------
                                                        Carrying       Fair            Carrying       Fair
                                                         amount        value            amount        value
                                                        --------     ---------         --------     --------
                                                                      (Dollars in thousands)
    Financial assets:
       Cash and overnight investments..............     $  5,379     $   5,379         $  9,493     $  9,493
       Investment securities available for sale....      121,014       121,014           30,470       30,470
       Investment securities held to maturity......           --            --           75,083       73,250
       Loans, net..................................       93,684        94,372           82,009       81,975
    Financial liabilities:
       Deposits....................................     $151,997      $152,672         $185,126     $186,338
       Advances from FHLB..........................       48,193        48,193              203          203
       Subordinated debentures.....................        2,750         2,750            2,750        2,750

20. Regent Bancshares Corp. (Parent Company Only) Financial Information

Condensed Balance Sheets

                                                                    As of December 31,
                                                             ---------------------------------
                                                                1997                  1996
                                                             -----------           -----------
      ASSETS
      Cash                                                   $       100           $       100
      Other investment securities                                 56,126                51,082
      Other assets                                                34,200                11,350
      Investment in the Bank                                  20,856,025            10,873,903
                                                             -----------           -----------
           Total assets                                      $20,946,451           $10,936,435
                                                             ===========           ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Other liabilities                                      $    53,717           $    53,718
      Subordinated debentures                                  2,750,000             2,750,000
      Shareholders' equity                                    18,142,734             8,132,717
                                                             -----------           -----------
           Total liabilities and shareholders' equity        $20,946,451           $10,936,435
                                                             ===========           ===========

Condensed Statements of Operations

                                                             Year ended December 31,
                                                  -------------------------------------------
                                                    1997            1996               1995
                                                  --------      -----------       -----------
Dividend from subsidiary                          $272,177      $      --         $   250,000
Interest income                                      6,379            9,214             7,360
                                                  --------      -----------       -----------
   Total income                                    278,556            9,214           257,360
                                                  --------      -----------       -----------

Expenses:
   Interest                                        213,708          220,191           219,606
   Other                                              --             46,903            75,501
                                                  --------      -----------       -----------
       Total expenses                              213,708          267,094           295,107
                                                  --------      -----------       -----------

Pretax income (loss)                                64,848         (257,880)          (37,747)
Income tax benefit                                    --               --             (97,800)
                                                  --------      -----------       -----------

Income (loss) before equity in undistributed
   net income (loss) of subsidiary                  64,848         (257,880)           60,053
Equity in undistributed net income (loss)
   of subsidiary                                   927,264       (2,438,104)       (3,186,650)
                                                  --------      -----------       -----------
Net income (loss)                                 $992,112      $(2,695,984)      $(3,126,597)
                                                  ========      ===========       ===========

Condensed Statements of Cash Flows

                                                                 Year ended December 31,
                                                      ---------------------------------------------
                                                         1997             1996              1995
                                                      ---------       -----------       -----------
Cash flows from operating activities:

   Net income (loss)                                  $ 992,112       $(2,695,984)      $(3,126,597)
   Adjustments to reconcile net income (loss)
         to net cash (used in) provided by
         operating activities:
       (Increase) decrease in other assets              (22,855)           61,581            53,181
       Equity in undistributed net (income) loss
         of subsidiary                                 (927,264)        2,438,104         3,186,650
                                                      ---------       -----------       -----------
       Net cash (used in) provided by
         operating activities                          (42, 003)         (196,299)          113,234
                                                      ---------       -----------       -----------

Cash flows from investing activities:
   (Increase) decrease in investment securities          (5,044)          196,299          (113,234)
                                                      ---------       -----------       -----------
       Net cash provided by (used in)
         investing activities                            (5,044)          196,299          (113,234)
                                                      ---------       -----------       -----------

Cash flows from financing activities:
   Advances from subsidiary                                  --                --                --
   Issuance of preferred stock                          106,366                --                --
   Redemption of preferred stock                       (143,315)               --                --
                                                      ---------       -----------       -----------
       Net cash used in financing activities            (36,949)               --                --
                                                      ---------       -----------       -----------

Net change in cash                                           --                --                --
Cash, beginning of year                                     100               100               100
                                                      ---------       -----------       -----------
Cash, end of year                                     $     100       $       100       $       100
                                                      =========       ===========       ===========


21. Termination of Merger Agreement

     On August 30, 1995, with the approval of the Board of Directors, Regent and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement') with Carnegie Bancorp ("Carnegie") and its wholly owned subsidiary, Carnegie Bank, N.A. ("CBNA"), which provided that Regent would merge with and into Carnegie and that CBNA would merge with and into the Bank.

     On January 14, 1997, Regent and the Bank executed an agreement (the "Termination Agreement") with Carnegie and CBNA terminating the Merger Agreement. Regent requested execution of the Termination Agreement because Regent's Board of Directors believed it to be in the best interests of Regent's shareholders. Pursuant to the Termination Agreement, Regent reimbursed Carnegie for $722 thousand of merger-related expenses Carnegie had incurred which are included in professional fees in the accompanying financial statements. In connection therewith, the Bank sold to CBNA, with appropriate premium, $6.4 million of loan participations and servicing rights to such loans and to $27.8 million of loan participations previously sold to CBNA by the Bank. Net gains resulting from these transactions are included in net gains on the sale of assets in the accompanying financial statements.

22. Subsequent Event.

     On March 18, 1998, Regent and the Bank entered into an Agreement and Plan of Merger as amended and restated on March 27, 1998 (the "Merger Agreement") with JeffBanks, Inc. ("JBI") and a wholly owned subsidiary of JBI, JeffBanks Acquisitioncorp. V, Inc. ("JBI Merger Sub") pursuant to which Regent will merge (the "Merger") with and into JBI Merger Sub with Regent as the surviving corporation followed by the merger of Regent with and into JBI with JBI as the surviving corporation and the Bank will merge (the "Bank Merger") with and into Jefferson Bank ("Jefferson") with Jefferson as the surviving bank. The Merger and the Bank Merger are subject to approval by the shareholders of Regent and JBI as well as various regulatory approvals, including approval by the OCC, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

     The Merger Agreement provides that, upon consummation of the Merger, each outstanding share of Common Stock of Regent will be converted into the right to receive .303 of a share of Common Stock of JBI, and that each outstanding and unexercised option to purchase Common Stock of Regent will be automatically converted into an option to purchase that number of shares of JBI Common Stock as equals the number of shares of Regent's Common Stock purchasable pursuant to such option multiplied by .303 at an exercise price equal to the exercise price of the Regent option divided by .303.

     On March 18, 1998, Regent also entered into a Stock Option Agreement as amended and restated on March 27, 1998 (the "Option Agreement") with JBI whereby JBI was granted an option to purchase up to 678,340 shares of Regent's Common Stock at $14.39 per share under certain circumstances.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The response to this Item is incorporated by reference to Regent's Form 8-K Report dated September 24, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The names of the directors of Regent, together with certain information regarding them, are as follows:

                   Name                                      Age
                   ----                                      ---
            David W. Ring                                    82
            Robert B. Goldstein                              57
            Abraham L. Bettinger                             62
            O. Francis Biondi                                65
            John J. Lyons                                    58
            John W. Rose                                     48

     Mr. Ring is presently, and has been since December 1986, the Chairman of the Board of Regent and a Director of Regent and the Bank. From December 1986 until April 1997, Mr. Ring also served as Chairman of the Board of the Bank. In addition, from September 1996 until April 1997, Mr. Ring served as Chief Executive Officer of Regent. Mr. Ring was the founder and formerly the President and Chief Executive Officer of Larami Corporation, a toy manufacturer, a director and a controlling stockholder of The First National Bank of Wilmington and a director of Integrity Holding Co., its one-bank holding company. Mr. Ring was a director of the Port Corporation of Philadelphia and was formerly a director and Corporate Vice President of Tasty Baking Co.

     Mr. Goldstein became Chairman, Chief Executive Officer and a Director of the Bank and President, Chief Executive Officer and a Director of Regent in April 1997. Mr. Goldstein is serving in these positions pursuant to an Employment Agreement, dated April 7, 1997, among Regent, the Bank and Mr. Goldstein which provides for an initial term of three years, such term to extend automatically for additional periods of one year unless terminated by one of the parties. Mr. Goldstein succeeded John J. Lyons, who served as the Bank's President and Chief Executive Officer on a interim basis until April 1997 following the resignation of Harvey Porter as the Bank's President and Chief Executive Officer in September 1996. Mr. Goldstein has been engaged in commercial banking for over 30 years. From November 30, 1993 until immediately prior to his employment by Regent and the Bank, Mr. Goldstein served as President and Chief Executive Officer and a director of Lafayette American Bank in Bridgeport, Connecticut. Mr. Goldstein served as Vice Chairman of the Board of National Community Banks, Inc. in West Paterson, New Jersey from January 1992 to November 1993 and as President and a director of Crossland Savings Bank in Brooklyn, New York from March 1991 to January 1992. From 1974 to 1991, Mr. Goldstein served as Senior Vice President and then Executive Vice President of First Interstate Bank of Texas in Houston, Texas.

     Mr. Bettinger has been a Director of Regent since its inception. [ Mr. Bettinger has been a Director of Regent and the Bank since 1986, and has served as Vice Chairman of the Board of Directors of the Bank from 1986 to April 1997. Mr. Bettinger also served as Vice Chairman of the

Board of Directors of Regent from 1986 to April 1997. Mr. Bettinger is the President of Bettinger & Leech, Inc., a bank consulting firm, and Chairman of Bettinger & Leech Financial Corp. Bettinger & Leech, Inc. has acted as a consultant to the Bank from the commencement of operations in June 1989 through February 28, 1997. See "Certain Transactions." From 1973 to 1981, Mr. Bettinger was a Senior Vice President of Keefe, Bruyette & Woods, Inc., a bank consulting and investment banking firm, where he headed the firm's bank consulting activities. Mr. Bettinger was formerly a Vice President of Manufacturers Hanover Trust Company.

     Mr. Biondi has been a Director of Regent since its inception. He has been a senior partner with the law firm of Morris, Nichols, Arsht & Tunnell of Wilmington, Delaware for more than five years. From 1974 to 1983, he was a director and a controlling stockholder of The First National Bank of Wilmington and Integrity Holding Co., its one-bank holding company. Mr. Biondi is a former member of the State of Delaware Council on Banking, former President of the Delaware Bar Association and former City Solicitor of Wilmington, Delaware.

     Mr. Lyons has been a Director of Regent since May 1997. Mr. Lyons is a professional banking consultant and currently serves as President and Chief Executive Officer of Gateway American Bank of Florida, Fort Lauderdale, Florida. Mr. Lyons served as President and Chief Executive Officer of the Bank on an interim basis from September 1996 until April 1997 when Mr. Goldstein took office. Mr. Lyons was a Director of the Bank from September 1996 until May 1997. Mr. Lyons is the former President, Chief Executive Officer and a director of Monarch Savings Bank and of Jupiter Tequesta National Bank. Mr. Lyons is also a director of Bisys Group, Inc.

     Mr. Rose has been a Director of Regent and the Bank since May 1997. Mr. Rose has served as Executive Vice President of F.N.B. Corporation, a multi-bank holding company located in Hermitage, Pennsylvania, since March 1995. Since May 1996, Mr. Rose has also been a general partner and head of the investment committee of Castle Creek Capital Partners Fund, LP, a fund that invests in turnaround banking situations. Since January 1992, Mr. Rose has been President and Owner of McAllen Capital Partners, an investment banking firm that specialized in bank turnaround investments and which has been inactive since the formation of Castle Creek Capital Partners Fund, LP. From May 1988 to January 1992, Mr. Rose was President of Livingston Financial Group, an investor in turnaround opportunities in community banks. Mr. Rose is also a director of Western Bancorp.

     The response to this Item with respect to the executive officers of Regent and the Bank is incorporated by reference to Part I of this Form 10-K Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of a corporation, such as Regent, which has a class of equity securities registered under Section 12 of the Exchange Act, as well as persons who own more than 10% of a class of equity securities of such a corporation, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation and the Commission. Based upon written representations received by Regent from its officers and directors, and Regent's review of the monthly statements of ownership changes filed with Regent by its officers, directors and 10% or greater shareholders during 1997, Regent believes that all such filings required during 1997 were made on a timely basis, with the exception of Abraham L. Bettinger, who failed to file on a timely basis one Form 4 report relating to the sale of 11,000 shares of Common Stock.


Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth the compensation for the years ended December 31, 1997, 1996 and 1995 of (i) each person who served at any time during 1997 as the chief executive officer of Regent or the Bank and (ii) the four other highest paid executive officers of Regent and the Bank in the year ended December 31, 1997.

                                                                                                        Long-Term
                                                                                                       Compensation
                                                             Annual Compensation                    Awards
                                                 -------------------------------------------       ----------------------
         Name and                                                            Other Annual          Securities Underlying
    Principal Position                 Year      Salary($)   Bonus($)(1)     Compensation($)             Options(#)
    ------------------                 ----      --------    -----------     ---------------       ----------------------
David W. Ring, Chief Executive         1997       32,500           --               --                        --
  Officer of Regent (2)                1996       55,500           --               --                        --
                                       1995       65,000           --               --                        --

Robert B. Goldstein, President         1997      138,462       50,000           54,555(4)                150,000
  and Chief Executive Officer          1996           --           --               --                        --
  of Regent and Chairman of            1995           --           --               --                        --
  the Board and Chief Executive
  Officer of the Bank (3)

John J. Lyons, President and           1997       55,385           --           10,396(6)                 50,000
  Chief Executive Officer              1996       51,923           --               --                        --
  of the Bank (5)                      1995           --           --               --                        --

Barbara H. Teaford, President          1997      103,661           --               --                    25,000
  of the Bank (7)                      1996      110,692           --               --                        --
                                       1995      118,939           --               --                        --

Joel E. Hyman, Executive Vice          1997       99,931       25,000           17,848(9)                 25,000
   President, Chief Financial          1996           --           --               --                        --
   Officer and Treasurer of            1995           --           --               --                        --
   Regent and the Bank (8)

Amanda V. Perkins, Executive           1997       76,154       25,000           49,999(11)                25,000
  Vice President and Chief             1996           --           --               --                        --
  Credit Officer of the Bank (10)      1995           --           --               --                        --

----------

 (1) Represents a signing bonus paid to the individual upon the commencement of employment with the Bank in 1997.

 (2) Mr. Ring served as Chief Executive Officer of Regent from September 1996 until April 14, 1997 when Mr. Goldstein became President and Chief Executive Officer of Regent.

 (3) Mr. Goldstein became President and Chief Executive Officer of Regent and Chairman of the Board and Chief Executive Officer of the Bank on April 14, 1997.

 (4) Includes $36,856 in housing expenses for which Mr. Goldstein was reimbursed by Regent and $17,528 of expenses associated with an automobile leased by Regent for Mr. Goldstein's use.

 (5) Mr. Lyons served as President and Chief Executive Officer of the Bank from September 1996 until April 14, 1997 when Mr. Goldstein became Chairman and Chief Executive Officer of the Bank. Mr. Lyons was compensated at the rate of $180,000 per year.

 (6) Includes $6,646 in housing expenses for which Mr. Lyons was reimbursed by Regent and $3,750 in directors fees.

 (7) Ms. Teaford served as Executive Vice President and Secretary of Regent until April 14, 1997 when she became President of the Bank.

 (8) Mr. Hyman became Executive Vice President, Chief Financial Officer and Treasurer of Regent and the Bank on January 21, 1997.

 (9) Includes $10,568 in housing expenses and $5,680 in relocation and automobile expenses for which Mr. Hyman was reimbursed by Regent.

(10) Ms. Perkins became Executive Vice President and Chief Credit Officer of the Bank on April 14, 1997.

(11) Includes $31,000 in relocation expenses and $9,998 in housing and automobile expenses for which Ms. Perkins was reimbursed by Regent.

     The following table sets forth information with respect to options granted under Regent's 1997 Equity Incentive Plan (the "1997 Plan") to the persons named in the Summary Compensation Table during the fiscal year ended December 31, 1997.


                        Option Grants in Last Fiscal Year

                                                            Percent Total
                               Number of Securities       Options Granted
                                    Underlying              to Employees          Exercise       Expiration
          Name                 Options Granted (#)          in Fiscal Year      Price ($/sh)         Date
-------------------            -------------------        ----------------      ------------     ----------
Robert B. Goldstein                150,000(1)                   45.9%               6.75           4/15/02
John J. Lyons                       50,000(1)                   15.3                6.75           4/15/02
Barbara H. Teaford                  25,000(2)                    7.6                6.75          10/21/02
Joel E. Hyman                       25,000(1)                    7.6                6.75           4/15/02
Amanda V. Perkins                   25,000(1)                    7.6                6.75           4/15/02

---------------

(1) This option is exercisable in three equal cumulative annual installments commencing April 16, 1998.

(2) This option is exercisable in three equal cumulative annual installments commencing October 22, 1998.

     No executive officer named in the Summary Compensation Table exercised any options during 1997.

     The following table sets forth information at December 31, 1997 with respect to the value of unexercised options held on December 31, 1997 by the persons named in the Summary Compensation Table.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                             Number of Securities             Number of Securities
                                Shares                             Underlying                      In-the-Money
                               Acquired                   Options at Fiscal Year End       Options at Fiscal Year End
                                  on          Value       ----------------------------     ----------------------------
       Name                    Exercise      Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
-------------------            --------      --------     -----------    -------------     -----------    -------------
Robert B. Goldstein               --            --            --            150,000           $  --         $1,087,500
John J. Lyons                     --            --            --             50,000              --            362,500
Barbara H. Teaford                --            --            --             25,000              --            181,250
Joel E. Hyman                     --            --            --             25,000              --            181,250
Amanda V. Perkins                 --            --            --             25,000              --            181,250


     The following table sets forth information with respect to options granted under Regent's 1997 Plan to the persons named in the Summary Compensation Table between January 1, 1998 and March 25, 1998.

                                                           Percent of
                                                         Total Options
                             Number of Securities          Granted to
                                  Underlying             Employees in            Exercise       Expiration
      Name                   Options Granted (#)           Fiscal Year         Price ($/sh)         Date
------------------           --------------------        --------------        ------------     ----------
Barbara H. Teaford                 10,000(1)                   18%                 14.38         1/28/03
Joel E. Hyman                      10,000(1)                   18%                 14.38         1/28/03
Joel E. Hyman                       5,000(1)                    9%                 13.63         2/25/03
Amanda V. Perkins                  10,000(1)                   18%                 14.38         1/28/03

---------------

(1) This option is currently exercisable as to 50% of the shares covered thereby, is exercisable on and after the first anniversary of the date of grant as to an additional 25% of the shares covered thereby and is exercisable on and after the second anniversary of the date of grant as to all of the shares covered thereby.


Employment Agreements

     Compensation for Mr. Goldstein is paid pursuant to an employment agreement, the initial three-year term of which commenced in April 1997, and thereafter automatically extends on each anniversary of the date of his employment for successive one-year periods, subject to prior written notice of termination by Mr. Goldstein or Regent, in each case no later than 90 days prior to the expiration of the then current term. Mr. Goldstein is entitled to receive an annual base salary of $200,000, which increases 15% each year, and an annual bonus ranging from 25% to 50% of his annual base salary depending upon achievement of specified performance objectives. Mr. Goldstein received a signing bonus of $50,000, options to purchase 150,000 shares of Common Stock and various other benefits, including the use of an automobile and a housing allowance of $4,000 per month to assist Mr. Goldstein in establishing a residence in the Greater Philadelphia area. Mr. Goldstein also is entitled to change in control benefits of 2.99 times his annual salary and bonus in the event that, during the 270 days prior to or the 180 days subsequent to a Change in Control of Regent, Mr. Goldstein resigns for Good Reason, is terminated without Cause or dies or becomes subject to a Permanent Disability, in each case as such capitalized term is defined in the agreement. The agreement with Mr. Goldstein provides for the continued payment of Mr. Goldstein's salary and provision of life, health and disability coverage for Mr. Goldstein and his eligible dependents for the lesser of the initial term of his employment, as provided in the agreement, or three years, in the event that Regent terminates Mr. Goldstein's employment other than for Cause, as defined in the agreement.

     Compensation for Mrs. Teaford is paid pursuant to an employment agreement, the current term of which expires in May 1998, and thereafter automatically extends for successive one-year periods, subject to prior written notice of termination by Mrs. Teaford or Regent, in each case no later than 90 days prior to expiration of the then current term. The agreement with Mrs. Teaford requires continuation of compensation for one year to the executive's spouse, issue or estate in the event of death, but does not provide for severance payments.

     Compensation for Joel E. Hyman, who became Executive Vice President, Chief Financial Officer and Treasurer of Regent and the Bank in January 1997, and for Amanda V. Perkins, who became Executive Vice President and Chief Credit Officer of the Bank in April 1997, is paid pursuant to an employment agreement dated as of January 21, 1997 among Regent, the Bank and Mr. Hyman and an employment agreement dated as of April 14, 1997 among Regent, the Bank and Ms. Perkins, the initial term of each of which agreements is three years, and thereafter automatically extends on each anniversary of employment for successive one-year periods, subject to prior written notice of termination by the officer or Regent, in each case no later than 90 days prior to the expiration of the then current term. Each agreement provides for an initial annual salary at the rate of $110,000, options to purchase 25,000 shares of Common Stock and various other benefits. Mr. Hyman and Ms. Perkins are each also entitled to change in control benefits of 2.99 times their annual salary plus any discretionary bonus paid during the preceding 12 months in the event that, during the 270 days prior to or the 180 days subsequent to a Change in Control of Regent, the officer resigns for Good Reason, is terminated without Cause or dies or becomes subject to Permanent Disability, in each case as such capitalized term is defined in the agreements. The agreements with Mr. Hyman and Ms. Perkins provide for the continuation of salary and employee benefits for the term of employment in the event that Regent terminates their respective employment other than for Cause, as defined in the agreements.

Director Compensation

     Regent pays its non-employee directors an annual retainer of $7,500, and the Bank pays its non-employee directors an annual retainer of $3,600 and a fee of $350 for each Board of Directors meeting attended.


Item 12. Securities Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 25, 1998 the amount and percentage of Regent's outstanding Common Stock owned beneficially by (i) each person who is known by Regent to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of Regent as a group.

                                                       Shares                Percent of
                                                    Beneficially             Outstanding
Name and Address                                    Owned(1)(2)             Common Stock
----------------                                    ------------            ------------
Directors:

David W. Ring                                         165,551                   4.9%
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Robert B. Goldstein                                   133,582(3)                3.9
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Abraham L. Bettinger                                   38,300(4)                1.1
845 Third Avenue
New York, NY 10022

O. Francis Biondi                                     132,968(5)                3.9
1201 North Market Street
P.O. Box 1347
Wilmington, DE 19801-1347

John J. Lyons                                          58,531(6)                1.7
c/o Gateway American Bank of Florida
1451 N.W. 62nd Street
Fort Lauderdale, FL 33309-1953

John W. Rose                                          110,000(7)                3.2
c/o F.N.B. Corporation
One F.N.B. Boulevard
Hermitage, PA 16148

Executive Officers:(8)

Barbara H. Teaford                                     95,988(9)                2.8
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Joel E. Hyman                                          49,832(10)               1.5
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

Amanda V. Perkins                                      13,333(11)                 *
c/o Regent National Bank
1430 Walnut Street
Philadelphia, PA 19102

5% or More Holders:(12)

Rainbow Managers, LLC                                 297,498(13)               8.7
Suite 3108
375 Park Avenue
New York, NY 10152

All Directors and                                     798,085(14)              23.4
Executive Officers
as a Group (9 persons)

----------
* Less than 1%.

 (1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the person's spouse, or individually by his or her spouse.

 (2) Under the rules of the Securities and Exchange Commission (the "Commission"), a person is deemed to be the beneficial owner of securities if the person has, or shares, "voting power" which includes the power to vote, or to direct the voting of, such securities or

     "investment power" which includes the power to dispose, or to direct the disposition, of such securities. Under these rules, more than one person may be deemed the beneficial owner of the same securities. In addition, under the rules of the Commission, a person is deemed to be the beneficial owner of securities if the person has the right to acquire such securities within 60 days from the date of this Proxy Statement pursuant to the exercise of options or warrants.

 (3) Of these shares, 83,582 shares are owned jointly by Mr. Goldstein and his wife. Includes 50,000 shares which Mr. Goldstein may purchase pursuant to an option to purchase 150,000 shares of Common Stock that is exercisable in three equal cumulative annual installments commencing April 14, 1998.

 (4) Includes 16,721 shares owned by the Trustees of Bettinger & Leech, Inc. Profit Sharing Plan of which Mr. Bettinger is a Trustee; 6,197 shares owned by the Trustees of Bettinger & Leech, Inc. Money Purchase Plan of which Mr. Bettinger is a Trustee; 7,589 shares owned by Bettinger & Leech Financial Corp. of which Mr. Bettinger is a principal and 7,793 shares owned by Bettinger & Leech, Inc. of which Mr. Bettinger is a principal. Mr. Bettinger disclaims beneficial ownership of 50% of these shares.

 (5) Includes 11,166 shares owned by Mr. Biondi's wife as to which Mr. Biondi disclaims beneficial ownership; 9,772 shares owned by O. Francis Biondi, Trustee for Mary Biondi, daughter and 9,771 shares owned by O. Francis Biondi, Trustee for O. Francis Biondi, Jr., son.

 (6) Of these shares, 6,529 shares are owned by Mr. Lyons' wife. Includes 16,666 shares which Mr. Lyons may purchase pursuant to an option to purchase 50,000 shares of Common Stock that is exercisable in three equal cumulative annual installments commencing April 14, 1998.

 (7) The shares shown in the table are owned by Castle Creek Capital Partners Fund, LP of which Mr. Rose is a general partner.

 (8) Excludes executive officers listed under Directors.

 (9) Of these shares, Mrs. Teaford and her husband, Stephen D. Teaford, own 82,655 shares set forth in the table as tenants by the entireties and share voting and investment power with respect to such shares. Includes 5,000 shares which Mrs. Teaford may purchase pursuant to an option to purchase 10,000 shares of Common Stock that is currently exercisable as to 5,000 shares and becomes exercisable in two 2,500 share installments in 1999 and 2000, and 8,333 shares which Mrs. Teaford may purchase pursuant to an option to purchase 25,000 shares of Common Stock that is exercisable in three equal cumulative annual installments commencing April 14, 1998.

(10) Of these shares, 17,332 shares are owned jointly by Mr. Hyman and his wife and 16,667 shares are owned by Mr. Hyman. Mr. Hyman and his wife share voting and investment power with respect to all shares owned jointly. Includes 7,500 shares which Mr. Hyman may purchase pursuant to options to purchase 15,000 shares of Common Stock that are currently exercisable as to 7,500 shares and becomes exercisable in two 3,750 share installments in 1999 and 2000 and 8,333 shares which Mr. Hyman may purchase pursuant to an option to purchase 25,000 shares of Common Stock that is exercisable in three equal cumulative annual installments commencing April 14, 1998.


(11) Includes 5,000 shares which Ms. Perkins may purchase pursuant to an option to purchase 10,000 shares of Common Stock that is currently exercisable as to 5,000 shares and becomes exercisable in two 2,500 share installments in 1999 and 2000 and 8,333 shares which Ms. Perkins may purchase pursuant to an option to purchase 25,000 shares of Common Stock that is exercisable in three equal cumulative annual installments commencing April 14, 1998.

(12) Excludes 5% or greater holders listed under Directors.

(13) Information based on a Schedule 13G of Rainbow Managers, LLC dated February 9, 1998.

(14) Includes an aggregate of 100,832 shares that persons included in the group may purchase pursuant to currently exercisable options or options that are exercisable within 60 days from the date of this Form 10-K Annual Report.


Item 13. Certain Relationships and Related Transactions.

     During 1997, Regent paid insurance premiums of approximately $106,000 to Harry David Zutz Insurance, Inc., of which firm Harry D. Zutz, a director of the Bank, is Chairman of the Board and a principal stockholder.

     As of December 31, 1997, the Bank had no outstanding loans to officers, directors and advisory directors of Regent or the Bank or their families or entities of which such persons are directors and officers.

     On April 16, 1997, the Bank sold 1,120,000 shares of Bank Common Stock at a price of $8.50 per share in a private placement for which Keefe, Bruyette & Woods, Inc. served as the Bank's Placement Agent. The purchasers included Robert
B. Goldstein, Chairman of the Board, Chief Executive Officer and a Director of the Bank and President, Chief Executive Officer and a Director of Regent since April 14, 1997, and his wife, who purchased 59,000 shares of Bank Common Stock for an aggregate purchase price of $501,500; John J. Lyons, President, Chief Executive Officer and a Director of the Bank from September 1996 until April 14, 1997 and a Director of Regent since May 28, 1997, and his wife, who purchased an aggregate of 29,412 shares of Bank Common Stock for an aggregate purchase price of $250,002; Joel E. Hyman, and his wife, who purchased an aggregate of 17,647 shares of Bank Common Stock for an aggregate purchase price of $150,000 and Castle Creek Capital Partners Fund-I, of which John W. Rose, a Director of Regent, is a general partner, which purchased 110,000 shares of Bank Common Stock for an aggregate purchase price of $935,000.

     The Bank Common Stock issued in the private placement was exchangeable for Regent Common Stock at the rate of 1.41666 shares of Regent Common Stock for each share of Bank Common Stock at the discretion of Regent at any time after
(i) the average of the closing bid price for Regent Common Stock equaled or exceeded $12.00 per share for 15 consecutive trading days and (ii) the resale of the Regent Common Stock issuable in exchange for the privately placed Bank Common Stock had been registered under the Securities Act.

     On August 14, 1997, Regent's registration statement relating to the resale of the 1,586,660 shares of Common Stock issuable in exchange for the privately placed Bank Common Stock was declared effective by the Commission. Effective as of August 15, 1997, Regent, the Bank and each of the holders of the privately placed Bank Common Stock executed an agreement whereby each of such holders waived the condition precedent to the exchange relating to the bid price of Regent Common Stock. On August 20, 1997, Regent commenced the exchange of its Common Stock for the privately placed Bank Common Stock, which exchange was completed as of August 31, 1997.

     On November 21, 1997, Regent completed the redemption of all outstanding shares of its Series A through Series E Convertible Preferred Stock (collectively, the "Preferred Stock"). Persons who converted their Preferred Stock into Common Stock in accordance with the terms thereof included certain directors and executive officers of Regent and the Bank.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The Index to the Financial Statements filed under Item 8 is as follows:

         (a) Financial statements, financial statement schedules and exhibits filed:

     (1) Consolidated Financial Statements:                                Page
                                                                           ----

         Report of Independent Public Accountants .......................... 31
         Consolidated Balance Sheets as of December 31, 1997 and 1996....... 32
         Consolidated Statements of Operations for the years
           ended December 31, 1997, 1996 and 1995........................... 34
         Consolidated Statements of Changes in Shareholders' Equity
           for the years ended December 31, 1997, 1996 and 1995............. 35
         Consolidated Statements of Cash Flows for the years
           ended December 1997, 1996 and 1995............................... 36
         Notes to Consolidated Financial Statements......................... 37

     (2) Financial Statement Schedules:

         Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits

         Reference is made to the Exhibit Index.


         (b) Reports on Form 8-K

             Registrant filed a Report on Form 8-K dated November 19, 1997 to report under Item 5 the completion of the redemption on November 18, 1997 of all outstanding shares of Regent's Series A through Series E Convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGENT BANCSHARES CORP.

                                        By: /s/ Robert B. Goldstein
                                            ------------------------------------
                                        Robert B. Goldstein, President, Chief
Date: March 30, 1998                    Executive Officer and a Director


                                        By: /s/ Joel E. Hyman
                                            ------------------------------------
                                        Joel E. Hyman, Executive Vice President,
Date: March 30, 1998                    Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                         Date
         ---------                          -----                         ----
                                      Chairman of the Board
-----------------------------         and a Director                   March __, 1998
David W. Ring


/s/ Robert B. Goldstein               President, Chief Executive       March 30, 1998
-----------------------------         Officer and a Director
Robert B. Goldstein


                                      Director                         March __, 1998
-----------------------------
Abraham Bettinger


/s/ O. Francis Biondi                 Director                         March 30, 1998
-----------------------------
O. Francis Biondi


/s/ John J. Lyons                     Director                         March 30, 1998
-----------------------------
John J. Lyons


/s/ John W. Rose                      Director                         March 30, 1998
-----------------------------
John W. Rose





                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit No.                 Description of Exhibits                         Reference
-----------                 -----------------------                         ---------

3(a)              Certificate of Incorporation                                  (a)

3(b)              By-laws of Registrant                                         (a)

4(a)              Form of Registrant's Common Certificate                       (a)

4(b)              Form of Registrant's Preferred Stock Certificate              (a)

4(c)              Certificate of Designation for Registrant's                   (a)
                  Series A Convertible Preferred Stock

4(d)              Certificate of Designation for Registrant's                   (a)
                  Series B Convertible Preferred Stock

4(e)              Certificate of Designation for Registrant's                   (a)
                  Series C Convertible Preferred Stock

4(f)              Certificate of Designation for Registrant's                   (a)
                  Series D Convertible Preferred Stock

4(g)              Certificate of Designation for Registrant's                   (a)
                  Series E Convertible Preferred Stock

10(a)*            Employment Agreement between Registrant                       (b)
                  and Barbara H. Teaford dated May 24, 1989

10(b)             Lease Agreement dated August 4, 1988 for the premises         (a)
                  located at 1430 Walnut Street, Philadelphia, PA 19102

10(c)             Lease Agreement dated December 15, 1995 for the               (e)
                  premises located at 1426 Walnut Street, Philadelphia,
                  PA 19102

10(d)             Amended and Restated Agreement and Plan of Merger             (c)
                  dated as of August 30,1995 among Carnegie Bancorp,
                  Carnegie Bank, N.A., Registrant and Regent National Bank

10(f)             Amendment, dated as of October 2, 1996, to the Amended        (e)
                  Amended and Restated Agreement and Plan of Merger
                  dated as of August 30, 1995 among Carnegie Bancorp,
                  Carnegie Bank, N.A., Registrant and Regent National Bank

10(g)             Subscription Agreement between Registrant and                 (d)
                  Abraham Bettinger, dated October 7, 1996 relating to the
                  purchase of 14,815 shares of Registrant's Common Stock

10(h)             Subscription Agreement between Registrant and                 (d)
                  O. Francis Biondi, dated October 7, 1996 relating to the
                  purchase of 37,037 shares of Registrant's Common Stock

10(i)             Subscription Agreement between Registrant and                 (d)
                  Harvey Porter, dated October 7, 1996 relating to the
                  purchase of 37,037 shares of Registrant's Common Stock

10(j)             Subscription Agreement between Registrant and                 (d)
                  David W. Ring, dated October 7, 1996 relating to the
                  purchase of 59,259 shares of Registrant's Common Stock

10(k)             Agreement between Regent National Bank and the                (e)
                  Office of the Comptroller of the Currency, and Addendum
                  thereto, dated October 10, 1996

10(l)             Agreement, dated as of January 14, 1997, among                (f)
                  Carnegie Bancorp, Carnegie Bank, N.A., Registrant and
                  Regent National Bank relating to the termination of
                  the Amended and Restated Agreement and Plan of Merger
                  dated as of August 30, 1995, as amended October 2,
                  1996

10(m)*            Employment Agreement among Registrant, Regent National        (d)
                  Bank and Joel E. Hyman, dated as of January 21, 1997

10(n)*            Employment Agreement among Registrant, Regent National        (g)
                  Bank and Robert B. Goldstein, dated as of April 7, 1997

10(o)*            Registrant's 1997 Equity Incentive Plan                       (g)

10(p)             Subscription Agreement between Registrant and                 (g)
                  Joel E. Hyman dated March 31, 1997 relating to
                  the purchase of 8,182 shares of Registrant's
                  Series A Convertible Preferred Stock

10(q)             Subscription Agreement between Registrant and                 (g)
                  Frederick W. Dreher dated March 31, 1997 relating
                  to the purchase of 8,182 shares of Registrant's
                  Series A Convertible Preferred Stock

10(r)*            Employment Agreement among Registrant, Regent National        (g)
                  Bank and Amanda V. Perkins, dated as of April 14, 1997

10(s)             Form of Waiver and Consent Agreement among Registrant,        (g)
                  Regent National Bank and certain holders of Common Stock
                  of Regent National Bank

10(t)             Amended and Restated Agreement and Plan of Merger             (h)
                  effective as of March 18, 1998 among Regent Bancshares
                  Corp., Regent National Bank, JeffBanks, Inc. and JeffBanks
                  Acquisitioncorp. V, Inc.

10(u)             Amended and Restated Stock Option Agreement effective         (h)
                  as of March 18, 1998 among Regent Bancshares Corp. and
                  JeffBanks, Inc.

21                Subsidiaries of Registrant                                    (a)


23(a)             Consent of Arthur Andersen LLP                     filed herewith

(27)              Financial Data Schedule                            filed herewith

----------

* Exhibit constitutes a management contract or compensatory plan or arrangement.

(a)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registration Statement No. 33-27299 of Registrant as amended and declared effective on May 24, 1989.

(b)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1989.

(c)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the Securities and Exchange Commission on September 20, 1995.

(d)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1996.

(e)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the Securities and Exchange Commission on October 18, 1996.

(f)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the Securities and Exchange Commission on January 23, 1997.

(g) Such exhibit is hereby incorporated by reference to the like-described in Registration Statement No. 333-28999 of Registrant as amended and declared effective on August 14, 1997.

(h)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report filed with the Securities and Exchange Commission on March 31, 1998.

                                                                   EXHIBIT 23(a)


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Regent Bancshares Corp.:

As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 20, 1998 and to all references to our Firm into this Form 10-K and into Regent Bancshares Corp.'s previously filed Registration Statement No. 333-29117 on Form S-8.


                                            /s/ Arthur Andersen LLP
                                            --------------------------
                                            ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 30, 1998