Form 10-Q
period 1998-03-31
REGENT BANCSHARES CORP
filed 1998-05-14
CIK 846979

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -----------------

Commission File Number  0-17753
                        -------
                             REGENT BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New Jersey                                    23-2440805
        -------------------------------                     -------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)


      1430 Walnut Street, Philadelphia, PA                        19102
    ----------------------------------------                    ----------
    (Address of principal executive offices)                    (Zip Code)

                                 (215) 546-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
 ------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     The number of shares of the Registrant's Common Stock outstanding at March 31, 1998 was 3,409,822.

================================================================================

Part I.   FINANCIAL INFORMATION

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 1998  December 31, 1997
                                                                       --------------  -----------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                 $   2,865,778    $   2,343,163
Overnight investments                                                       4,588,280        3,036,068
                                                                        -------------    -------------
   Cash and cash equivalents                                                7,454,058        5,379,231
Investment securities available for sale                                  117,833,035      121,013,552
 Loans, net of unearned fees                                              100,279,453       95,051,225
    Less: Allowance for loan losses                                        (1,268,381)      (1,366,974)
                                                                        -------------    -------------
        Net loans                                                          99,011,072       93,684,251
                                                                        -------------    -------------
Accrued interest receivable                                                 1,397,359        1,402,093
Premises and equipment, net                                                   459,176          529,373
Prepaid expenses and other assets                                           3,457,120        3,609,356
                                                                        -------------    -------------
        Total assets                                                    $ 229,611,820    $ 225,617,856
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                     $  11,073,116    $  11,856,620
    Interest bearing:
        NOW and money market                                                8,028,332        6,589,991
        Savings                                                            25,917,334       33,749,462
        Certificates of deposit                                           100,307,401       99,800,707
                                                                        -------------    -------------
           Total deposits                                                 145,326,183      151,996,780
Advances from Federal Home Loan Bank of Pittsburgh                         59,190,682       48,193,150
Subordinated debentures                                                     2,750,000        2,750,000
Accrued interest payable                                                    3,884,980        4,382,651
Other liabilities                                                             131,481          152,541
                                                                        -------------    -------------
        Total liabilities                                               $ 211,283,326    $ 207,475,122
                                                                        -------------    -------------
Commitments and contingencies
Shareholders' equity:
        Preferred stock, $.10 par value, 5,000,000 shares authorized;
           no shares issued and outstanding                             $        --      $        --
        Common stock, $.10 par value, 10,000,000 shares authorized,
           3,409,822 shares issued and outstanding                            340,982          340,982
  Additional paid-in capital                                               23,698,325       23,698,325
  Accumulated deficit                                                      (5,222,648)      (5,524,397)
  Accumulated other comprehensive loss                                       (488,165)        (372,176)
                                                                        -------------    -------------
        Total shareholders' equity                                         18,328,494       18,142,734
                                                                        -------------    -------------
           Total Liabilities and Shareholders' Equity                   $ 229,611,820    $ 225,617,856
                                                                        =============    =============


                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    1998          1997
                                                                -----------   -----------
                                                                       (unaudited)
Interest income:
     Loans, including fees                                      $ 2,285,275   $ 2,142,302
     Investment securities, including dividends                   2,005,933     1,856,307
                                                                -----------   -----------
          Total interest income                                   4,291,208     3,998,609

Interest expense:
     Deposits                                                     1,884,703     2,347,186
     Short-term borrowings                                          740,433         3,968
     Long-term debt                                                  52,551        57,599
                                                                -----------   -----------
          Total interest expense                                  2,677,687     2,408,753
                                                                -----------   -----------
          Net interest income                                     1,613,521     1,589,856
Provision for loan losses                                              --        (200,000)
                                                                -----------   -----------
          Net interest income after provision for loan losses     1,613,521     1,789,856

Non-interest income:
     Service charges on deposit accounts                             40,282        20,493
     Other                                                           29,434        12,068
     Net gain on sales of assets                                     22,190       545,113
                                                                -----------   -----------
          Total non-interest income                                  91,906       577,674

Non-interest expense:
     Salaries and employee benefits                                 635,842       768,632
     Professional services                                          116,053     1,038,012
     Occupancy                                                      183,778       121,826
     FDIC assessment and other insurance                             25,525       131,009
     IPF servicing                                                     --         320,312
     Data processing                                                 48,372        54,821
     Other                                                          209,222       113,339
                                                                -----------   -----------
          Total non-interest expense                              1,218,792     2,547,951
                                                                -----------   -----------
Income (loss) before provision for income taxes                     486,635      (180,421)
Income tax expense                                                  184,886          --
                                                                -----------   -----------
Net income (loss)                                                   301,749      (180,421)
Preferred stock dividends                                              --          83,145
                                                                -----------   -----------

Net income (loss) applicable to common stock                    $   301,749   $  (263,566)
                                                                ===========   ===========

Net income (loss) per share basic                               $       .09   $      (.21)
Net income per share diluted                                    $       .08          --
Weighted average number of shares outstanding                     3,409,822     1,237,486


                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended March 31,
                                                                          ------------------------------
                                                                              1998              1997
                                                                          -------------    -------------
                                                                                   (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                       $     301,749    $    (180,421)
  Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
          Provision for loan losses                                                --           (200,000)
          Depreciation                                                           72,720           69,789
     Net amortization of premiums and accretion of
       discounts on investment securities                                        14,004           96,799
     Net gain on sales of assets                                                (22,190)        (545,113)
     Decrease in unearned fees                                                  (38,500)        (500,825)
     Increase (decrease) in accrued interest receivable                           4,734         (159,446)
     Decrease in prepaid expenses and other assets                              152,236        2,331,484
     Decrease in accrued interest payable                                      (497,671)      (1,127,765)
     (Decrease) increase in other liabilities                                   (21,060)         505,473
                                                                          -------------    -------------
          Net cash (used in) provided by operating activities                   (33,978)         289,975
                                                                          -------------    -------------

Cash flows from investing activities:
     Net decrease (increase) in loans                                        (5,365,321)       8,882,317
     Sale of investment securities available for sale                       100,985,338             --
     Purchase of investment securities available for sale                  (102,530,049)      (2,000,000)
     Principal collected on investments held to maturity                           --          3,290,037
     Principal collected on investment securities available for sale          4,694,426          597,928
     Purchases of premises and equipment                                         (2,524)            --
                                                                          -------------    -------------
          Net cash (used in) provided by investing activities                (2,218,130)      10,770,282
                                                                          -------------    -------------

Cash flows from financing activities:
     Net decrease in demand, NOW, savings and
       money market deposits                                                 (7,177,291)      (4,788,236)
     Net increase (decrease) in certificates of deposit                         506,694       (3,182,348)
     Net increase in advances from  Federal Home Loan Bank of
       Pittsburgh with original maturities greater than of three months      24,997,532             --
     Net decrease in advances from Federal Home Loan Bank of
       Pittsburgh with original maturities of three months or less          (14,000,000)          (1,949)
     Proceeds from sale of preferred stock                                         --            106,366
                                                                          -------------    -------------
          Net cash provided by (used in) financing activities                 4,326,935       (7,866,167)
                                                                          -------------    -------------

Net increase in cash and cash equivalents                                     2,074,827        3,194,090
Cash and cash equivalents, beginning of year                                  5,379,231        9,493,464
                                                                          -------------    -------------
Cash and cash equivalents, end of period                                  $   7,454,058    $  12,687,554
                                                                          =============    =============


                 See notes to consolidated financial statements.

                             REGENT BANCSHARES CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Three Months Ended March 31,
                                               -----------------------------------------------------------------------
                                                          1998                                      1997
                                               ------------------------------           ------------------------------
                                                               Comprehensive                            Comprehensive
                                                   Total        Income (loss)              Total         Income (loss)
                                               -----------     --------------           -----------     --------------
                                                                            (unaudited)
Accumulated deficit
  Balance at January 1                         $(5,524,397)                             $(6,049,921)
  Net income                                       301,749           $301,749              (180,421)         $(180,421)
                                                ----------                              -----------
  Balance at March 31                          $(5,222,648)                             $(6,230,342)
                                               -----------                              -----------

Accumulated other comprehensive
  income (loss)
  Balance at January 1                            (372,176)                                (673,270)
  Unrealized losses on securities
    net of reclassification adjustment
    (1998 is net of tax benefits of
    $71,090 and 1997 is net of taxes
    with a corresponding tax valuation
    allowance) (A)                                (115,989)          (115,989)              (96,064)           (96,064)
                                               -----------         ----------           -----------          ---------
  Comprehensive income (loss)                                      $  185,760                                $(276,485)
                                                                   ==========                                =========
  Balance at March 31                             (488,165)                                (769,334)
                                               -----------                              -----------

Common stock
  Balance at January 1                             340,982                                  122,828
  Common stock issued                               ---                                       1,651
                                               -----------                              -----------
  Balance at March 31                              340,982                                  124,479
                                               -----------                              -----------

Preferred stock
  Balance at January 1                              ---                                      54,705
  Preferred stock issued                            ---                                       1,636
  Preferred stock converted                         ---                                      (1,649)
                                               -----------                              -----------
  Balance at March 31                               ---                                      54,692
                                               -----------                              -----------

Additional paid-in capital
  Balance at January 1                          23,698,325                               14,678,375
  Preferred stock issued                            ---                                     104,728
                                               -----------                              -----------
  Balance at March 31                           23,698,325                               14,783,103
                                               -----------                              -----------

Total equity                                   $18,328,494                              $ 7,962,598
                                               ===========                              ===========


----------
(A) Disclosure of reclassification amount:


                                        Three Months Ended March 31,
                                        ----------------------------
                                             1998         1997
                                          ---------    ---------
Unrealized holding losses during period   $ (93,799)   $ (96,064)
Less:  Reclassification adjustment for
          gains included in net income      (22,190)        --
                                          ---------    ---------
Net unrealized losses on securities       $(115,989)   $ (96,064)
                                          =========    =========

                 See notes to consolidated financial statements.

                     REGENT BANCSHARES CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. In the opinion of Regent Bancshares Corp. ("Regent"), the accompanying unaudited, consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position of Regent and its wholly owned subsidiary, Regent National Bank (the "Bank"), as of March 31, 1998, and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997.

2. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Regent adopted FAS No. 128, "Earnings per Share," in 1997. Basic net income
     (loss) per common share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from the exercise of stock options and other convertible securities. All prior year income (loss) per share data has been restated. Diluted earnings per share for the quarter ended March 31, 1997 is not presented since such amounts are anti-dilutive.

4. Certain 1997 financial information has been reclassified to conform to the current year's presentation.

5. During the first quarter of 1998, Regent implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). The objective of FAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Non-shareholder changes in equity include the following:

     o Unrealized holding gains/losses on securities classified as available for sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

     o    Foreign currency translation adjustments.

     o    Minimum pension liability adjustments.

     The only type of non-owner change in equity that Regent records is unrealized holding gains/losses on securities classified as available for sale.

6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS No. 131"). This statement is effective for fiscal years beginning after December 15, 1997. FAS No. 131 requires that a company report financial and descriptive information about its "reportable operating segments." Management has determined that Regent, as a community bank, does not have any reportable operating segments.

7. At December 31, 1997, $63.5 million of "held-to-maturity" securities were reclassified as "available-for-sale." Following this reclassification, approximately $48 million of premium, mortgage-backed securities ("MBS") were sold in the first quarter of 1998 to reduce the negative impact on earnings of significant prepayments. The proceeds were redeployed into securities that are expected to have better performance characteristics. A modest gain of $22 thousand was realized as a result of this restructuring.

8. On March 18, 1998, Regent and the Bank entered into an Agreement and Plan of Merger as amended and restated on March 27, 1998 (the "Merger Agreement") with JeffBanks, Inc. ("JBI"), Jefferson Bank ("Jefferson") and a wholly owned subsidiary of JBI, JeffBanks Acquisitioncorp. V., Inc. ("JBI Merger Sub") pursuant to which Regent will merge (the "Merger") with and into JBI Merger Sub with Regent as the surviving corporation followed by the merger of Regent with and into JBI and JBI as the surviving corporation and the Bank will merge (the "Bank Merger") with and into Jefferson with Jefferson as the surviving bank. The Merger and the Bank Merger are subject to approval by the shareholders of Regent and JBI as well as various regulatory approvals, including approval by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB") and the Pennsylvania Department of Banking.

     The Merger Agreement provides that, upon consummation of the Merger, each outstanding share of Common Stock of Regent will be converted into the right to receive .303 of a share of Common Stock of JBI, and that each outstanding and unexercised option to purchase Common Stock of Regent will be automatically converted into an option to purchase that number of shares of JBI Common Stock as equals the number of shares of Regent's Common Stock purchasable pursuant to such option multiplied by .303 at an exercise price equal to the exercise price of the Regent option divided to .303.

     On March 18, 1998, Regent also entered into a Stock Option Agreement as amended and restated on March 27, 1998 (the "Option Agreement") with JBI whereby JBI was granted an option under certain circumstances to purchase up to 678,430 shares of Regent's Common Stock at $14.39 per share.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



     All statements contained in this Form 10-Q Quarterly Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially. The factors that could cause actual results to vary materially include: the ability of the Bank to maintain profitable operations, the adequacy of the Bank's allowance for possible loan losses, general business and economic conditions in the Bank's primary lending and deposit-taking areas, future interest rate fluctuations, competition from various financial and non-financial businesses, the ability of Regent and the Bank to remain in compliance with current regulatory provisions and any future changes in such provisions, the ability of the Bank to continue to generate loan growth and to improve its net interest margin and other risks that may be described from time to time in the reports Regent is required to file with the Securities and Exchange Commission (the "Commission"). Undue reliance should not be placed on any such forward-looking statements.

     Regent reported net income for the first quarter of 1998 of $302 thousand compared to a net loss of $180 thousand, before dividends on preferred stock, for the first quarter of 1997. The results for the first quarter of 1998 include a provision for taxes of $185 thousand, whereas the results for the first quarter of 1997 included no tax provision. Basic earnings per share were $.09 for the first quarter of 1998, compared to a loss of $.21 for the first quarter of 1997. Diluted earnings per share were $.08 for the first quarter of 1998, with none reported for the first quarter of 1997 because the amounts were antidilutive. The improvement in Regent's performance in the first quarter of 1998 is principally a result of various actions taken a year ago to substantially reduce the cost of operations. Excluding the merger termination expense of $722 thousand paid to Carnegie Bank, N.A. in the first quarter of 1997, total noninterest expenses in the first quarter of 1998 declined $607 thousand, or 33%, from the comparable quarter of 1997. In addition, excluding the gain of $711 thousand on the sale of loans and loan participations to Carnegie, total noninterest income increased by $225 thousand. Service charges and other income more than doubled in 1998 and Regent had a gain on sale of investments in 1998 compared to a loss on sale of problem assets in 1997.

     Total assets at March 31, 1998 were $229.6 million, which was 19% greater than March 31, 1997, while total loans grew by 33% to $100.3 million at March 31, 1998. Total deposits at March 31, 1998 were $145.3 million, a decrease of 18% as a result of management decisions to reduce the Bank's reliance on expensive, promotion-driven, time deposits and to eliminate the 5.00% APY guarantee on statement savings accounts. Shareholders' equity was $18.3 million at March 31, 1998, which was more than two times the level of $8.0 million at March 31, 1997.

     On March 18, 1998, Regent and the Bank entered into the Merger Agreement, JBI, Jefferson and JBI Merger Sub pursuant to which Regent will merge with and into JBI Merger Sub with Regent as the surviving corporation followed by the merger of Regent with and into JBI with JBI as the surviving corporation and the Bank will merge with and into Jefferson with Jefferson as the surviving bank. The Merger and the Bank Merger are subject to approval by the shareholders of Regent and JBI as well as various regulatory approvals, including approval by the OCC, the FRB and the Pennsylvania Department of Banking.

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

     On March 18, 1998, Regent also entered into a Stock Option Agreement as amended and restated on March 27, 1998 (the "Option Agreement") with JBI whereby JBI was granted an option under certain circumstances to purchase up to 678,430 shares of Regent's Common Stock at $14.39 per share.

Financial Condition

Capital Adequacy

     Capital adequacy is a primary determinant of a financial institution's ability to grow, make acquisitions and protect against any unforeseen loss or adverse economic condition. An evaluation of capital adequacy assesses how an institution's inherent risks impact its ongoing financial net worth and focuses particularly on asset quality, interest rate sensitivity, earnings and liquidity. Total shareholders' equity was $18.3 million at March 31, 1998 versus $18.1 million at December 31, 1997.

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

     As an institution whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to insurance assessments imposed by the FDIC. The actual assessment to be paid by any FDIC-insured institution is based on the institution's assessment risk classification which is determined on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" as those terms are defined in corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, and whether such institution is considered by its bank supervisory agency to be financially sound or to have supervisory concerns. At December 31, 1997, the Bank satisfied the OCC criteria for a "well-capitalized" institution, and, as a result, under current law the Bank was not required to pay FDIC insurance premiums commencing January 1, 1998. The following table sets forth the capital ratios of Regent and the Bank as of March 31, 1998 and December 31, 1997 as well as the required minimum regulatory capital ratios.


                                                                                                         Required
                                                                                                        Regulatory
Regent                              March 31, 1998                      December 31, 1997                Minimum
------                              --------------                      -----------------               ----------
Risk-based capital:
   Tier 1 capital..........                14.78%                             14.95%                       4.00%
   Total capital...........                15.79                              16.07                        8.00

Tier 1 leverage ratio......                 8.09                               8.29                        4.00


                                                                                                         Required
                                                                                                        Regulatory
The Bank                            March 31, 1998                      December 31, 1997                Minimum
--------                            --------------                      -----------------               ----------
Risk-based capital:
   Tier 1 capital..........                16.90%                             17.19%                       4.00%
   Total capital...........                17.92                              18.31                        8.00

Tier 1 leverage ratio......                 9.26                               9.53                        4.00


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

     The distribution as of March 31, 1998 in the following table is based on a combination of maturities, repricing frequencies and prepayment patterns. Floating rate assets and liabilities are distributed based on the repricing frequency of the instrument while fixed rate instruments are based on maturities. Mortgage-backed securities are distributed in accordance with their repricing frequency and estimated prepayment speeds, based on recent prepayment experience, and callable Federal agency securities are distributed based on their likely call dates. Deposit liabilities are distributed in two ways. First, certificates of deposits, FHLB advances and subordinated debt are distributed based on existing maturity dates. Second, non-maturity deposits such as NOWs and Savings are divided into a core component, which is not considered interest-sensitive within a year, and a volatile component, which is placed in the 0-3 month time category. This determination is based on a multi-year history in varying interest rate environments.



                                           0 to 3         4 to 12           1 to 3           3 to 5            After
                                           Months          Months           Years             Years           5 Years        Total
                                          --------        --------         --------         --------         --------       --------
                                                               (in thousands, except percentages)

Investments .......................       $ 19,769        $ 19,355         $ 16,727         $ 10,663         $ 52,106       $118,620
Loans .............................         36,851           9,457           11,581           18,408           24,341        100,638
Other earning assets ..............          4,588            --               --               --               --            4,588
                                          --------        --------         --------         --------         --------       --------
Total earning assets ..............       $ 61,208        $ 28,812         $ 28,308         $ 29,071         $ 76,447       $223,846

NOW and money market ..............       $  5,028        $   --           $  3,000         $   --           $   --         $  8,028
Savings ...........................         10,000            --             15,917             --               --           25,917
Certificates of deposit ...........         13,492          48,511           35,056            3,195               53        100,307
FHLB advances .....................           --              --               --             59,000              191         59,191
Subordinated debt .................           --             2,750             --               --               --            2,750
Net non-interest bearing
    source of funds ...............           --              --               --               --             27,653         27,653
                                          --------        --------         --------         --------         --------       --------
Total sources of funds ............       $ 28,520        $ 51,261         $ 53,973         $ 62,195         $ 27,897       $223,846
                                          --------        --------         --------         --------         --------       --------

Period Gap ........................         32,688         (22,449)         (25,665)         (33,124)          48,550
Cumulative Gap ....................         32,688          10,239          (15,426)         (48,550)            --
Cumulative Gap as % of
  total assets ....................           14.2%            4.5%            (6.7%)        (  21.1%)

Investment Portfolio

     Following a reclassification of securities at December 31, 1997, the investment portfolio of Regent includes U.S. agency debt, MBS issued by U.S. agencies and corporations, collateralized mortgage obligations ("CMOs") and non-marketable equities, principally issued by the FRBP and the FHLB. These securities are accounted for and reported based on the guidelines contained in FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale ("AFS") securities may be sold if circumstances warrant and are accounted for at market value with net unrealized gains or losses reported as a component of shareholders' equity.

     The portfolio is structured to provide a consistent level of interest income and to generate monthly cash flow to enhance Regent's ability to manage its liquidity needs. Although the stated maturities of MBS and CMOs may be as long as 30 years, the average life of these securities is expected to be considerably shorter due to the effects of normal amortization of principal and prepayments of the residential mortgages underlying these securities. The following table summarizes, by major category, the market value and amortized cost of the AFS portfolio at March 31, 1998.

                                                        Amortized Cost                Market Value
                                                        --------------                ------------
U.S. Agencies................................            $ 24,293,596                 $ 24,203,029
Mortgage-backed securities:
  GNMA.......................................              11,815,173                   11,694,310
  FHLMC......................................              19,458,182                   19,195,802
  FNMA.......................................              28,185,824                   28,005,208
CMOs.........................................              30,942,683                   30,809,747
Non-marketable equity securities.............               3,924,939                    3,924,939
                                                         ------------                 ------------
   Total.....................................            $118,620,397                 $117,833,035
                                                         ============                 ============


     The following table sets forth the range of maturities of debt securities available for sale at March 31, 1998 based on the amortized cost, the weighted average life of the securities for each classification and the weighted average yield for each maturity period:


                                                       Within 1             After 1 But          After 5 But
                                                         Year             Within 5 Years       Within 10 Years            Total
                                                     ------------         --------------       ---------------          ------------

U.S. Agencies ..............................         $       --            $       --            $ 24,293,596          $ 24,293,596
Mortgage-backed securities .................            1,893,890            14,197,279            43,368,010            59,459,179
CMOs .......................................                 --               5,751,370            25,191,313            30,942,683
                                                     ------------          ------------          ------------          ------------
   Total ...................................         $  1,893,890          $ 19,948,649          $ 92,852,920          $114,695,458
                                                     ============          ============          ============          ============

Weighted Average Yield .....................                 7.87%                 6.37%                 6.90%                 6.82%
                                                     ============          ============          ============          ============

     The following table sets forth those CMOs which have a carrying value that exceeded 10% of Regent's shareholders' equity at March 31, 1998. These securities have an investment rating of AA or better.



                                                                                  Carrying Value           Market Value
                                                                                  --------------           ------------
                                                                                              (in thousands)
AMAC
      Series 1998-1 Class A4...............................................            $1,843                   $1,843
Bear Stearns Mortgage Securities Inc.
      Series 1993-2 Class 7................................................             1,965                    1,955
Continental Home Equity Loan Trust
      Series 1996-3 Class A5...............................................             2,046                    2,063
G E Capital Mortgage Services Inc.
      Series 1993-17 Class A10.............................................             2,460                    2,407
Merrill Lynch Mortgage Investors Inc.
      Series 1993-E Class A6...............................................             4,333                    4,362
Residential Funding Mortgage Securities Inc.
      Series 1997-S19 Class A7.............................................             4,991                    5,000
Residential Funding Mortgage Securities Inc.
      Series 1996-S9 Class A13.............................................             3,408                    3,408
Residential Funding Mortgage Securities Inc.
      Series 1997-S15 Class A1.............................................             1,922                    1,937


        Gross unrealized gains and losses on the AFS portfolio at March 31, 1998 were $146 thousand and $933 thousand, respectively.

Lending

        Total loans amounted to $100.3 million at March 31, 1998 compared to $95.1 million at December 31, 1997.

        The following table sets forth the types of loans outstanding by category as of March 31, 1998 and December 31, 1997 (dollars in thousands):



                                                                    March 31, 1998                           December 31, 1997
                                                           ------------------------------             -----------------------------
                                                             Amount                    %                 Amount                  %
                                                           ---------                  ---             ---------                 ----

Commercial and industrial ......................           $  41,996                   42%            $  41,249                  44%
Real estate:
  Construction (1) .............................               3,978                    4                11,813                  12
  Mortgages-residential ........................               8,662                    9                 8,259                   9
  Mortgages-commercial .........................              44,824                   44                32,689                  34
Consumer .......................................               1,178                    1                 1,361                   1
                                                           ---------                  ---             ---------                 ----
   Total gross loans ...........................           $ 100,638                  100%            $  95,371                 100%
                                                                                      ===                                       ====
Less:
  Net unearned fees ............................                (359)                                      (320)
                                                           ---------                                  ---------
  Net loans ....................................           $ 100,279                                  $  95,051
                                                           =========                                  =========

---------

(1) On February 27, 1998, $7.1 million of loans previously classified as construction loans were reclassified as commercial mortgages.

     To meet its asset/liability objectives and to control its interest rate sensitivity exposure, the Bank's strategy is to originate loans with floating rates and with maturities of less than five years. The following table provides a breakdown of loans as of March 31, 1998 that have either predetermined interest rates or floating rates:


                                                                Within 1          After 1 But         After 5 But
                                                                  Year           Within 5 Years     Within 10 Years       Total
                                                               ----------        --------------     ---------------      -------
                                                                                           (in thousands)

Predetermined interest rates .......................            $  6,259            $ 25,784            $ 30,439            $ 62,482
Floating rates .....................................              33,371               1,602               3,183              38,156
                                                                --------            --------            --------            --------
    Total ..........................................            $ 39,630            $ 27,386            $ 33,622            $100,638
                                                                ========            ========            ========            ========


Non-performing Assets

        The level of non-performing assets, consisting of non-accrual loans, accruing loans past due 90 days or more and other real estate owned, amounted to $528 thousand, or .23%, of total assets at March 31, 1998, compared to $534 thousand, or .24%, of total assets at December 31, 1997. The following table sets forth the Bank's non-performing assets at March 31, 1998 and December 31, 1997:

                                                     March 31, 1998     December 31, 1997
                                                     --------------     -----------------
                                                    (in thousands, except percentages)

Non-accrual loans ...................................    $498                 $496
Accruing loans 90 days or more past due .............     --                     8
                                                         ----                 ----
   Total non-performing loans .......................     498                  504
Other real estate owned .............................      30                   30
                                                         ----                 ----
   Total non-performing assets ......................    $528                 $534
                                                         ====                 ====
Non-performing loans to loans .......................     .50%                 .52%
Non-performing assets to total assets ...............     .23                  .24
Non-performing assets to loans and
  other real estate owned ...........................     .53                  .56


     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest and principal is questionable. The non-accrual loans are primarily secured by various types of real estate. No interest income was included in operating income attributable to non-accrual loans in the first quarter of 1998.

     Other real estate owned represents property acquired by foreclosure or deed in lieu of foreclosure and repossessed assets. These assets are initially reported at the lower of the related loan balance or the fair value of the property. Management continues to evaluate the carrying value in relation to its fair value less the estimated costs to sell. Included in other assets at March 31, 1998 is a $1 million receivable representing the sale of a portfolio of previously non-performing truck leases to a servicer who has and will continue to remit collections to the Bank in accordance with the sales agreement.

     At March 31, 1998, the recorded investment in loans that are considered to be impaired was $498 thousand. The related allowance for possible loan losses for these impaired loans was $75 thousand. The reserve evaluation was based on the fair value of the collateral. At December 31, 1997, the recorded investment in loans that were considered to be impaired was $496 thousand. The related allowance for possible loan losses for these impaired loans was $74 thousand.

     As part of the quarterly review of the risk elements of the portfolio, an evaluation is also made of the adequacy of the allowance for possible loan losses. In making an assessment of the quality of the loan portfolio and the adequacy of the allowance for possible loan losses, management takes into consideration such elements as general economic conditions, industry trends, the volume of delinquencies, specific credit review, the value of underlying collateral and other pertinent information. Based on this evaluation, the allowance for possible loan losses is adjusted by the provision which is charged against income. The following table summarizes the activity in the allowance for possible loan losses for the three months ended March 31, 1998 and 1997:

                                                                                        March 31, 1998              March 31, 1997
                                                                                        --------------              --------------
Balance, beginning of period ...............................................               $ 1,366,974                 $ 3,059,773
Charge-offs:
  Commercial and industrial ................................................                   126,470                     695,143
  Real estate - residential ................................................                      --                       197,051
  Consumer .................................................................                     3,665                        --
                                                                                           -----------                 -----------
     Total charge-offs .....................................................                   130,135                     892,194
                                                                                           ===========                 ===========
Recoveries:
  Consumer .................................................................                    31,542                     306,932
                                                                                           -----------                 -----------
     Total  recoveries .....................................................                    31,542                     306,932
                                                                                           -----------                 -----------
Net (charge-offs) recoveries ...............................................                   (98,593)                   (585,262)
                                                                                           -----------                 -----------
Provision (credited) charged to operations .................................                      --                      (200,000)
                                                                                           -----------                 -----------
Balance, end of period .....................................................               $ 1,268,381                 $ 2,274,511
                                                                                           ===========                 ===========
Annualized net charge-offs as a % of average
  loans and loans held for sale ............................................                       .40%                       2.97%
Allowance for loan losses as a % of
 period end loans and loans held for sale ..................................                      1.26                        3.02


     Management believes that those loans identified as non-performing are adequately secured and the allowance for possible loan losses is sufficient in relation to the potential risk of loss that has been identified in the loan portfolio. Management has allocated the allowance based on an assessment of risks within the loan portfolio and the estimated value of the underlying collateral. The following table sets forth the allocation of the Bank's allowance for possible loan losses at March 31, 1998:

                                                                             % of Loans
                                                             Amount        to Total Loans
                                                           ----------      --------------
Commercial and Industrial .............................    $  487,499            42%
Real Estate:
  Construction ........................................          --               4

  Mortgages - residential .............................        39,451             9
  Mortgages - commercial ..............................          --              44
Consumer ..............................................          --               1
Unallocated ...........................................       741,431            --
                                                           ----------            --
                                                           $1,268,381           100%
                                                           ==========           ===

Deposits

     Total deposits at March 31, 1998 aggregated $145.3 million compared to $151.9 million at December 31, 1997. As shown in the table below, the composition of deposits at March 31, 1998 has remained relatively consistent compared to the composition of deposits at December 31, 1997 (dollars in thousands), except that the aforementioned restructuring of savings accounts led to a modest shift to certificates of deposit.

                                                                  March 31, 1998                          December 31,1997
                                                         -----------------------------             -----------------------------
                                                          Balance                 %                 Balance                 %
                                                         --------             --------             --------             --------
Demand ......................................            $ 11,073                 8%               $ 11,857                 8%
NOW and money market ........................               8,028                 5                   6,590                 4
Savings .....................................              25,917                18                  33,749                22
Certificates of deposit .....................             100,308                69                  99,801                66
                                                         --------               ---                --------               ---
                                                         $145,326               100%               $151,997               100%
                                                         ========               ===                ========               ===


        Certificates of deposit at March 31, 1998 had the following maturities:

                                                                              $100,000                Under
                                                                              or more                $100,000                Total
                                                                              --------               --------               --------
                                                                                            (in thousands)
Three months or less ..........................................               $  1,712               $ 11,781               $ 13,493
Three months through twelve months ............................                  6,257                 42,254                 48,511
One year through three years ..................................                  3,043                 32,013                 35,056
Over three years ..............................................                    240                  3,008                  3,248
                                                                              --------               --------               --------
                                                                              $ 11,252               $ 89,056               $100,308
                                                                              ========               ========               ========

Borrowings

     Borrowings are used to supplement the deposit base of the Bank, to support asset growth, to fund specific loan programs and as a tool in the Bank's asset/liability management process. During the first quarter of 1998 and 1997, the Bank utilized its credit facilities with its correspondent banks and with the FHLB. The borrowings from the FHLB are secured by the Bank's investments in mortgage-backed securities.

     The following table summarizes the Bank's borrowing activity for the three months ended March 31, 1998 and 1997:

                                                            Average                              Weighted
                                                             Amount            Maximum           Average
                                            Balance       Outstanding        Outstanding         Interest    Average
                                          Outstanding       During              at any            Rate at     Rate
                                              3/31        the Period          Month-End            3/31       Paid
                                          -----------     -----------        -----------         --------    -------
                                                                  (in thousands, except percentages)

1998:  FHLB borrowings................      $59,191           $56,075           $59,192            5.28%        5.46%

1997:  FHLB borrowings................      $   200           $   300           $ 1,000            6.70         5.36%

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Regent reported net income of $302 thousand for the first quarter of 1998 compared to a net loss of $180 thousand, before dividends on preferred stock, in the same quarter of 1997.

Net Interest Income

     Net interest income for the first quarter of 1998 was $1.61 million, 1% above the level of the same quarter of 1997. The reported net interest margin for the first quarter of 1998 was 2.88%, with an earning asset yield of 7.76% and a cost of interest-bearing liabilities of 5.53%. For the comparable period in 1997, the net interest margin was reported as 3.36%, with an earning asset yield of 8.55% and a cost of interest-bearing liabilities of 5.71%. The first quarter of 1997 included approximately $260 thousand of interest and fees on the remaining portfolio of automobile insurance premium finance receivables ("IPF") with a de minimis level of outstandings. Without that income, the yield on earning assets would have been 8.00% and the net interest margin would have been 2.81%.

     The decrease in the yield on earning assets, even after adjusting for the IPF income, is due to the overall decrease in interest rates. As a consequence, the increasing prepayments on MBS accelerated the write-off of unamortized premiums and reduced the investment portfolio yield and the lower rates on new loan bookings, in addition to prepayments and refinancings, also lowered the yield on loans. The decrease in the cost of funds is attributable to pricing changes on all interest-bearing deposit accounts.

     The following table sets forth a rate/yield analysis for the three months ended March 31, 1998 and 1997.

                                                              1998                               1997
                                                -----------------------------      ---------------------------------
                                                Average      Income     Rate/      Average      Income/        Rate
                                                Balance      Expense    Yield      Balance      Expense        Yield
                                                --------     --------   -----      --------     --------       -----
                                                                (in thousands, except for percentages)

Interest-earning assets:
    Securities ..............................   $124,260       $2,006    6.46%     $109,514       $1,857        6.78%
    Loans ...................................     98,299        2,285    9.29        78,798        2,142       11.00
                                                --------       ------    ----      --------       ------       -----
        Total ...............................   $222,559        4,291    7.76      $188,312       $3,999        8.55%

Interest-bearing liabilities:
    NOW accounts ............................   $  4,825           23    1.96      $  3,861       $   23        2.44%
    Savings .................................     28,222          264    3.79        45,860          552        4.88
    Money market deposits ...................      2,851           24    3.37         3,482           37        4.36
    Time deposits ...........................    101,676        1,574    6.28       114,524        1,735        6.14
    Short-term borrowings ...................     55,883          737    5.36           300            4        5.36
    Long-term advances ......................        192            3    6.70           201            3        6.70
    Subordinated debt .......................      2,750           53    7.75         2,750           53        7.75
                                                --------       ------    ----      --------       ------       -----
         Total ..............................   $196,399       $2,678    5.53      $170,978       $2,409        5.71%

Non-interest bearing
    sources of funds ........................   $ 26,160                             17,334
                                                --------                           --------

Net interest income and
    net interest spread .....................                  $1,613    2.23%     $  1,590                     2.84%
                                                               ======    ====      ========                    =====


Net interest rate margin ....................                            2.88%                                  3.36%
                                                                         ====                                   ====


Non-interest Income

     Service charges, which consist primarily of penalty fees on checking accounts, were 97% higher in the first quarter of 1998 than the comparable quarter of 1997. The principal reasons for the increase were the more diligent assessment of fees and closer review of waiver activity. Miscellaneous fees, which vary significantly, were 144% higher on a quarter-to-quarter basis. Gains on asset sales, which are volatile based on market circumstances and management actions, were lower in the first quarter of 1998 compared to the first quarter of 1997. Net gains on sale of securities resulting from selective restructuring of the AFS investment portfolio were $22 thousand in the first quarter of 1998 and $0 in the comparable quarter of 1997. Other gains on asset sales in the first quarter of 1997 consisted of $711 thousand from the sale of commercial loans and servicing rights on previously sold loan participations to Carnegie Bank, N.A. and a loss of $143 thousand on the sale of problem assets.

Provision for Possible Loan Losses

     The provision for loan losses is determined after management has evaluated the allowance for possible loan losses. There was no provision expense recorded in the first quarter of 1998. In the first quarter of 1997, management's evaluation of the adequacy of the allowance for possible loan losses resulted in a negative provision expense of $200 thousand to reduce the allowance accordingly. At March 31, 1998, the allowance represented 1.26% of total loans and 255% of nonperforming loans.

Non-interest Expense

     Total non-interest expense in the first quarter of 1998 was $1.22 million, 33% lower than the comparable quarter of 1997, after excluding the aforementioned expense of terminating a merger agreement with Carnegie Bank, N.A. On an annualized basis, these expenses represent approximately 2.13% of average assets, a level which has been relatively constant for the past three quarters. The cessation of the IPF business eliminated a considerable expense, the reduction of 13 positions in the second quarter of 1997 and the adjustment of employee benefits in the first quarter of 1998 reduced staff expense by 17%, the sale of problem assets resulted in a 63% decrease in professional fees (mostly legal), and the improved financial strength of the Bank led to an 80% cut in insurance costs (mostly FDIC insurance premiums). Occupancy costs rose due to the end of a rent-free provision pertaining to a portion of the space occupied by the Bank and other expenses rose only because certain, one-time, miscellaneous benefits recognized in the first quarter of 1998 had a salutary effect on reported expenses.

Provision for Income Taxes

     In the fourth quarter of 1997, Regent recognized all of the remaining net deferred tax asset consistent with the principles of FAS 109. The tax benefit of net operating loss carryforwards and temporary timing differences are expected to be realized through the generation of future income. As such, results of operations from the first quarter of 1998 will be reported on a fully taxable equivalent basis. Thus, a tax expense of $185 thousand was recorded for the first quarter of 1998, whereas no tax expense was reported for the comparable quarter of 1997.

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings.


     Reference is made to Item 3 of Registrant's Form 10-K Annual Report for the year ended December 31, 1997 for a description of certain legal proceedings.



Item 6.        Exhibits and Reports on Form 8-K.
               (a)     Exhibits:

                       27  -- Financial Data Schedule

               (b)     Reports on Form 8-K:

                       Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 1998:

                       1.     Registrant filed a Form 8-K Current Report on March 31, 1998 which under Item 5 reported that on March 18, 1998 (i) Registrant and Regent
                              National Bank (the "Bank") entered into an Agreement and Plan of
                              Merger, as amended and restated on March 27, 1998, with JeffBanks,
                              Inc. ("JBI"), Jefferson Bank ("Jefferson") and JeffBanks Acquisition-
                              corp. V, Inc. ("JBI Merger Sub") pursuant to which Registrant will merge with and into JBI Merger Sub with Registrant as the surviving corporation followed by the merger of Registrant with and into JBI as the surviving corporation and the Bank will merge with and into
                              Jefferson with Jefferson as the surviving bank and (ii) Registrant entered into a Stock Option Agreement, as amended and restated on March 27,
                              1998, with JBI whereby JBI was granted on option, exercisable under specified circumstances, to purchase up to 678,430 shares of Registrant's
                              Common Stock at $14.39 per share.

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


Dated:  May 14, 1998